Form 10-K
period 2020-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2021-02-19
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $74.56 on June 30, 2020 on the New York Stock Exchange, was $3,462,090,036. There were 42,622,300 shares of the registrant’s common stock outstanding on February 18, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III.

FORM 10-K

i

PART I
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words.  Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors.” These factors (among others) could affect our financial condition, business activities, results of operations, cash flows or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
Item 1.Business
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of excellent partner-owned investment firms, which we call our “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses and enable them to align equity incentives across generations of principals to build enduring franchises. As of December 31, 2020, our aggregate assets under management were approximately $716 billion, across a broad range of active, return-oriented strategies.
We generate long-term value by investing in new Affiliates, existing Affiliates, and centralized capabilities through which we can leverage our scale and resources to benefit our Affiliates, and then by returning excess capital to shareholders, primarily through share repurchases. In partnering with Affiliates, we are focused on investing in leading independent investment firms around the world managing active, return-oriented strategies, including traditional, alternative, and wealth management firms. Within our target universe, we seek strong and growing firms that offer illiquid and liquid alternative strategies, global equity strategies, US equity strategies and multi-asset and fixed income strategies. Given their long-term performance records, our Affiliates are recognized as being among the industry’s leaders in their respective investment disciplines.
Through our partnership approach, we hold meaningful equity interests in each of our Affiliates, and typically each Affiliate’s management team retains a significant equity interest in their own firm. Affiliate management equity ownership (along with our long-term ownership) aligns our interests and preserves Affiliate management equity incentives, including the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firms.
In certain cases, we invest in our Affiliates by providing growth capital or complementing their own marketing resources with our proven global distribution capabilities. We also provide succession planning solutions and advice to our Affiliates, which can include a degree of liquidity and financial diversification along with incentive alignment for next-generation partners. We take a long-term partnership approach with our Affiliates, which provides stability in facilitating succession planning across generations of Affiliate management principals. We are uniquely able to provide strategic support and expertise across various stages of our Affiliates’ growth. We believe that clients recognize certain fundamental characteristics of focused independent investment managers, especially direct equity ownership by management principals as well as investment and operational independence, as competitive advantages for these firms in achieving client investment goals and objectives, especially through alpha generation. Our investment approach preserves these essential elements for our Affiliates, and in partnering with us, our Affiliates can continue to grow while retaining their independence. Independent firms seeking an institutional partner are attracted to our unique partnership approach and our global reputation and track record across nearly three decades as a successful and supportive partner to boutique investment firms around the world.
We anticipate that the principal owners of independent investment firms will continue to seek access to an evolving range of growth and succession solutions. We will, therefore, continue to have a significant opportunity to invest in outstanding firms across the global asset management industry, including investment opportunities resulting from subsidiary divestitures, secondary sales and other special situations. In addition, we have the opportunity to make additional equity investments in our existing Affiliates, or invest in their growth by providing seed or other growth capital. We are well-positioned to execute upon these investment opportunities through our established process of identifying and cultivating high-quality investment prospects; our broad industry network and proprietary relationships developed with prospects over many years; our substantial experience and expertise in structuring and negotiating transactions; and our strong global reputation as an outstanding partner to our Affiliates, as well as for providing innovative solutions for the strategic needs of independent investment firms.
Investment Management Operations
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. We manage disciplined and focused investment strategies that address the specialized needs of institutional clients, including foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and multi-employer plans. We provide investment management expertise to retail investors through advisory and sub-advisory services to active, return-oriented mutual funds, Undertakings for the Collective Investment of Transferable Securities (“UCITS”), collective investment trusts, and other retail products. We also provide investment management and customized investment counseling and fiduciary services to high net worth individuals, families, charitable foundations, and individually managed accounts directly and through intermediaries, including brokerage firms or other sponsors.
As of December 31, 2020, we managed approximately $716 billion in equity, alternative, and multi-asset strategies across investment styles, asset classes, and geographies. The following chart provides information regarding our equity, alternative, and multi-asset strategies as of December 31, 2020.

Assets Under Management

Through our Affiliates, we offer investors access to a broad and diverse array of independent investment managers with distinct brands and specialized investment processes. Our Affiliates distribute their investment services and products to institutional investors through direct sales efforts and established relationships with consultants and intermediaries around the world through their own business development resources. In addition, our global distribution platform operates in major markets to extend the reach of our Affiliates’ own business development efforts, including strategy, marketing, distribution, and product development. Our Affiliates benefit from the expertise of our senior sales and marketing professionals located in the U.S., the UK, the Middle East, Asia, and Australia.

Our Affiliates’ investment management services are also distributed globally to retail investors through our Affiliates’ own efforts and through our retail distribution platform in the form of advisory and sub-advisory services to mutual funds and other retail oriented products. Our Affiliates’ investment management services are delivered to retail investors through various intermediaries, including independent investment advisers, retirement plan sponsors, broker-dealers, major fund marketplaces, sponsors of separately managed accounts (including unified managed accounts), and bank trust departments.
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
For a majority of our Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder of its revenue for operating expenses and for additional distributions to Affiliate management. We and Affiliate management, therefore, participate in any increase or decrease in revenue, and only Affiliate management participates in any increase or decrease in expenses. Under these structured partnership interests our contractual share of revenue generally has priority over distributions to Affiliate management.
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
When we own a controlling equity interest in an Affiliate, we consolidate the Affiliate’s financial results into our Consolidated Financial Statements. When we do not own a controlling equity interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Under the equity method of accounting, we do not consolidate the Affiliate’s results into our Consolidated Financial Statements. Instead, our share of earnings or losses, net of amortization and impairments, is included in Equity method loss (net) in our Consolidated Statements of Income, and our interest in these Affiliates is reported in Equity method investments in Affiliates (net) in our Consolidated Balance Sheets.
Whether we consolidate an Affiliate’s financial results or use the equity method of accounting, we maintain the same innovative partnership approach and provide support and assistance in substantially the same manner for all of our Affiliates. From time to time, we may restructure our interest in an Affiliate to better support the Affiliate’s growth strategy.
Competition
Our Affiliates compete with a large number of domestic and foreign investment management firms, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological, and marketing resources; captive distribution; and assets under management. Many of these firms offer an even broader array of products and services in particular investment strategies such as passively-managed products, including exchange traded funds, that typically carry lower fee rates, as well as environmental, social, and governance (“ESG”) strategies and other developing strategies or trends. Certain of our Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially for those looking to provide investment management services to institutional and high net worth investors. We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:
•investment performance, investment styles, and reputations of our Affiliates and their management teams;

•diversity of our Affiliates’ investment strategies and products and the continued development, either organically or through new investments, of investment strategies to meet the changing needs and risk tolerances of investors;

•depth and continuity of our and our Affiliates’ client relationships and the level of client service offered;

•maintenance of strong business relationships by us and our Affiliates with major intermediaries; and

•continued success of our and our Affiliates’ distribution efforts.
The relative importance of each of these factors can vary depending on client type and the investment management service involved, as well as general market conditions. The ability to compete with other investment management firms also depends, in part, on the relative attractiveness of our Affiliates’ active, return-oriented strategies, market trends, fees, or a combination of these factors.
We compete with a number of acquirers of and investors in boutique investment firms, including other investment management companies, private equity firms, sovereign wealth funds, and larger financial organizations. We believe that the most important factors affecting our ability to compete for future investments are the:
•breadth and depth of our relationships with boutique investment firms;

•target firms’ view of our innovative partnership approach, including our succession planning solutions and the preservation of their unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses;

•purchase price, liquidity, equity incentive structures, and access to economies of scale that we offer (financially, operationally or otherwise) as compared to acquisition or investment arrangements offered by others; and

•reputation and performance of our Affiliates, by which target firms may judge us and our future prospects.
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

Our Affiliates’ sales and marketing activities are subject to regulation by authorities in the jurisdictions in which they offer investment management products and services. Our Affiliates’ ability to transact business in these jurisdictions, and to conduct related cross-border activities, is subject to the continuing availability of regulatory authorizations and exemptions. Through our global distribution platform, we also engage in sales and marketing activities that extend the reach of our Affiliates’ own business development efforts, and which are subject to regulation in numerous jurisdictions. Our U.S. retail distribution subsidiary is registered with the SEC under the Advisers Act. This subsidiary sponsors mutual funds registered under the Investment Company Act, and serves as an investment adviser and/or administrator for the AMG Funds complex. In the UK, our global distribution subsidiary is regulated by the FCA. We also have global distribution subsidiaries or branches of subsidiaries regulated by the Dubai Financial Services Authority, the Securities and Futures Commission in Hong Kong, and the Australian Securities and Investments Commission, and our activities in the European Union are regulated by various regulators in European jurisdictions.
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
Due to the extensive laws and regulations to which we and our Affiliates are subject, we and our Affiliates must devote substantial time, expense and effort to remain current on, and to address, legal and regulatory compliance matters. We have established compliance programs for each of our operating subsidiaries, and each of our Affiliates has established compliance programs to address regulatory compliance requirements for its operations. We and our Affiliates have experienced legal and compliance professionals in place to address these requirements, and have relationships with various legal and regulatory advisers in each of the countries where we and our Affiliates conduct business. See “Item 1A. Risk Factors”.
Human Capital Resources
As of December 31, 2020, we and our Affiliates had approximately 3,900 employees, the substantial majority of which were employed by our Affiliates and not by AMG. Through our innovative partnership approach with our Affiliates, each Affiliate’s management team retains operational autonomy in managing and operating their business on a day-to-day basis, including with respect to their human capital. AMG and Affiliates frequently share and discuss best practices in managing, aligning and engaging their respective workforce. Given this approach, the following is a discussion of AMG’s workforce, or approximately 5% of the total employees, and the policies and cultural initiatives in respect of our human capital.
Our employees and our reputation are our most important assets, and attracting, retaining, and motivating top talent to execute on our strategic business objectives is a fundamental imperative. We support that imperative through our strong values-based culture, commitment to career development and training, employee engagement, attractive compensation and benefits programs, attention to succession planning, and fostering of diversity and inclusion at all levels of our organization.
Our leadership training and sponsored skills development programs cover a wide range of subject area expertise as well as career development generally, and are anchored on a comprehensive performance review process, which includes a company-wide 360-degree review program. Further, we support employees’ educational pursuits relating to degree programs and certifications through company-supported time off for professional development and flexible work arrangements tailored to individual employees’ educational goals. We regularly conduct company-wide surveys to solicit feedback from our employees on a variety of topics, including philanthropic interests, remote working, work-from-home technology needs, flexible time off, and general job satisfaction, which help us enhance employee engagement and retention. Our 2020 anonymous employee engagement survey reported an employee satisfaction rating of 92%, relative to 88% in 2019, which we attribute to our focus and commitment to our employees.
We prioritize employee engagement through a range of cross-functional, multi-level communication mediums, which historically have included small working group lunches, company-wide town halls, management off-sites, and charitable volunteer activities, and more recently have continued in virtual forums. Through employee participation in our corporate philanthropic initiatives across our global offices, we are committed to giving back to the communities in which we operate, and we believe that these initiatives also support our efforts to attract and retain employees. We provide company-supported time off to encourage employees in their charitable endeavors. We also have a formal program to match employee donations to eligible non-profit institutions through AMG and The AMG Charitable Foundation. Through our matching program as well as through direct grants, AMG and The AMG Charitable Foundation have made donations to over 300 organizations around the world.
We believe diversity and inclusion result in a highly creative and innovative workforce, and are committed to fostering and promoting an inclusive and diverse work environment. We seek to recruit the best people for the job without regard to gender, ethnicity or other protected traits, and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. We have achieved gender diversity of approximately 40% across management positions in our workforce, and overall approximately 50% of our employees are women (in each case, excluding our U.S. retail distribution subsidiary). Further, 50% of the independent members of our Board of Directors are women, and 33% of the independent directors are ethnically diverse, in each case, above the average of S&P 500 companies. We continually seek to enhance the diversity of our employee base, as our employees around the world contribute their distinct perspectives to improve our business and the communities in which our businesses operate. Our executive management team has responsibility for diversity initiatives, in coordination with our Sustainability Committee, and reviews these initiatives with our Board of Directors at least annually.
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

Item 1A.Risk Factors
We and our Affiliates face a variety of risks that are substantial and inherent in our businesses. The following are some of the more important factors that could affect our and our Affiliates’ businesses. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
RISKS RELATED TO OUR INDUSTRY, BUSINESS AND OPERATIONS
Our financial results depend on our Affiliates’ receipt of asset and performance based fees, and are impacted by investment performance, as well as changes in fee levels, product mix and the relative levels of assets under management among our Affiliates.
Our financial results depend on our Affiliates’ receipt of asset and performance based fees, which may vary substantially from year to year. Our Affiliates’ ability to maintain current fee levels depends on a number of factors, including our Affiliates’ investment performance, as well as competition and trends in the asset management industry, including investor demand for passively-managed products, including exchange traded funds, that typically carry lower fee rates, or preferences for other developing strategies or trends. Further, different types of assets under management can generate different ratios of asset based fees to assets under management (“asset based fee ratio”), based on factors such as the investment strategy and the type of client. Thus, a change in the composition of our assets under management, either within an Affiliate or among our Affiliates, could result in a decrease in our aggregate fees even if our aggregate assets under management remains unchanged or increases. Products that use fee structures based on investment performance may also vary significantly from period to period, depending on the investment performance of the particular product. For some of our Affiliates, performance based fees include a high-watermark provision, which generally provides that if a product underperforms on an absolute basis or relative to its benchmark, it must regain such underperformance before the Affiliate will earn any performance based fees. In addition, in the ordinary course of business, our Affiliates may reduce or waive fees on certain products for particular time periods, to attract or retain assets or for other reasons. No assurances can be given that our Affiliates will be able to maintain current fee structures or levels. A reduction in the fees that our Affiliates receive could have an adverse impact on our financial condition and results of operations.
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
Our financial results may be impacted by changes in the total level of our assets under management. The total level of our assets under management generally or with respect to particular products or Affiliates could be adversely affected by conditions outside of our control, including:
•a decline in the market value of our assets under management, due to declines or heightened volatility in the capital markets, fluctuations in foreign currency exchange rates and interest rates, inflation rates or the yield curve, and other market factors;
•changes in investor risk tolerance or investment preferences, which could result in investor allocations away from active, return-oriented strategies offered by our Affiliates;
•our Affiliates’ ability to attract and retain client assets and market products and services, which may be impacted by investment performance, client relationships, demand for product and service offerings, and the prices of securities generally;
•global economic conditions, which may be exacerbated by changes in the equity or debt markets;
•financial crises, political or diplomatic developments, public health crises, such as pandemics, trade wars, social or civil unrest, insurrection, war, terrorism, or natural disasters; and
•other factors that are difficult to predict.

A reduction in our assets under management could adversely affect the fees payable to our Affiliates and, ultimately, our financial condition and results of operations.
If our or our Affiliates’ reputations are harmed, we could suffer losses in our business and financial results.
The success of our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders, our ability to compete for future investment opportunities, and our and our Affiliates’ reputations among existing and potential clients. Our and our Affiliates’ reputations are critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us, our Affiliates or our respective employees to comply with applicable laws, rules or regulations, errors in our public reports, cyber-attack or data breach incidents, expectations and perceptions of our or our Affiliates’ ESG practices, threatened or actual litigation against us, any of our Affiliates or our respective employees, or the public announcement and potential publicity surrounding any of these issues, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our or our Affiliates’ reputations and their relationships with clients, our relationships with our Affiliates, and our ability to negotiate agreements with new independent investment firms, any of which could have an adverse effect on our financial condition and results of operations.
The asset management industry is highly competitive.
Our Affiliates compete with a broad range of domestic and foreign investment management firms, including public, private and client-owned investment advisers; firms managing passively-managed products, including exchange traded funds, as well as other firms managing active, return-oriented strategies; firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds; and other entities. These firms may have significantly greater financial, technological and marketing resources, captive distribution and assets under management, and many of these firms offer an even broader array of products and services in particular investment strategies, including ESG strategies and other developing strategies and trends. These firms may also compete by seeking to capitalize on a trend towards institutions consolidating the number of investment managers they work with. Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets. We believe that our Affiliates’ ability to compete effectively with other firms depends upon our Affiliates’ strategies, investment performance, reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors. See “Competition” in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates may also compete with each other for clients.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our asset and performance based fees from clients pursuant to investment management contracts. While certain of our Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If our Affiliates’ clients terminate their investment management contracts or withdraw a substantial amount of assets, it is likely to harm our results of operations. In addition, investment management contracts with mutual funds or other retail products are subject to annual approval by the fund’s board of directors.
We may need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in independent investment firms and our other strategic initiatives may require additional capital. Further, we have significant repurchase obligations relating to Affiliate equity interests, and it is difficult to predict the frequency and magnitude of these repurchases. As of December 31, 2020, the current redemption value relating to Affiliate equity repurchase obligations was presented within Redeemable non-controlling interests on our Consolidated Balance Sheets and was $671.5 million, which includes $35.4 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors. See “Liquidity and Capital Resources-Affiliate Equity” in Item 7 and Notes 17 and 18 of the Consolidated Financial Statements. These obligations may require more cash than is then available from our existing cash resources and cash flows from operations. Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.

As of December 31, 2020, we had outstanding debt of $2.5 billion. Our level of indebtedness may increase if we fund future investments or other expenses through borrowings. Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flows from operations to payments on our indebtedness.
The financing activities described above could increase our Interest expense, decrease our Net income (controlling interest) or dilute the interests of our existing stockholders. In addition, our access to additional capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. We are rated A3 by Moody’s Investors Service and BBB+ by S&P Global Ratings. A reduction in our credit ratings could also increase our borrowing costs under our credit facilities or, in certain cases, give rise to a termination right by the counterparty under our derivative financial instruments.
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
As of December 31, 2020, our total assets were $7.9 billion, of which $3.7 billion were intangibles, and $2.1 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, declines in the value of assets under management, client attrition, product performance, reductions in fee rates and changes in strategic objectives or growth prospects of an Affiliate. An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations. Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise significant judgment. In recent periods, we have recorded expenses to reduce the carrying value to fair value of certain Affiliates and certain acquired client relationships, and may experience similar impairment events in future reporting periods. See “Critical Accounting Estimates and Judgments” in Item 7 and Notes 9 and 10 of the Consolidated Financial Statements.
Market risk management activities may adversely affect our liquidity and results of operations.
From time to time, we and our Affiliates seek to offset exposure to changes in interest rates, foreign currency exchange rates and markets by entering into derivative financial instruments. See Note 7 of the Consolidated Financial Statements. The scope of these risk management activities is selective and varies based on the level and volatility of interest rates, foreign currency exchange rates and other changing market conditions. We and our Affiliates do not seek to hedge exposure to all market risks, which means that exposure to certain market risks is not limited. Further, the use of derivative financial instruments does not entirely eliminate the possibility of fluctuations in the value of the underlying position or prevent losses if the value of the position declines, and also can limit the opportunity for gain if the value of the position increases. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, while hedging arrangements may reduce certain risks, such arrangements themselves may entail other risks, may generate significant transaction costs, and may require the posting of cash collateral. For example, if our or our Affiliates’ counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our liquidity and results of operations could be adversely impacted.
The anticipated replacement of the London Interbank Offered Rate (“LIBOR”) introduces a number of risks for us, our Affiliates and their clients, and for the global asset management industry more broadly.

LIBOR and other financial benchmarks are currently the subject of national, international, and other regulatory guidance and proposals for reform. Currently, LIBOR is expected to be discontinued, but there remains uncertainty as to such timing, as well as the nature of any replacement rate. These reforms may have consequences that create uncertainties, including changes in the valuation of financial instruments linked to benchmark indices, which could impact Affiliate sponsored investment products, investments, derivatives or other instruments, and may result in pricing, operational and legal implementation risks. Further, the proposed reforms could result in an increase in our or our Affiliates’ debt service costs. While it is not currently possible to determine precisely how, or to what extent, the withdrawal and replacement of LIBOR or the alteration of any other financial benchmarks would affect us and our Affiliates, the changes may have an adverse effect on our financial condition and results of operations.
The ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.
As of the date of this Form 10-K, the outbreak of COVID-19, which the World Health Organization declared a Public Health Emergency of International Concern in early 2020, is ongoing. This pandemic has adversely impacted the global economy and contributed to significant volatility in equity and debt markets. Many jurisdictions continue to institute quarantines, limitations on travel, and restrictions on access to schools, offices, and other public venues. Businesses have implemented similar precautionary measures, many of which remain in effect. Such measures, as well as the general uncertainty surrounding the containment and impact of COVID-19, have created significant disruption in economic activity.
These developments, including the duration and spread of the pandemic, the timing and effectiveness of vaccines, the terms and duration of mandated shut downs and other restrictions, and the impact on the global economy and financial markets, as well as the extent of the impact on us and our Affiliates, remain difficult to predict and will depend on a number of factors, including actions taken by governmental authorities and other third parties that are not within our control. If financial markets become depressed for a prolonged period as a result of the COVID-19 or another pandemic or public health crisis, our assets under management, aggregate fees, and earnings could be adversely affected and our intangible assets could become impaired. These developments could also increase our costs of capital or reduce the availability of credit, or adversely change the interest rates or credit ratings applicable to us. Further, our growth strategy depends in part upon our ability to make investments in independent investment firms and to pursue other strategic partnerships. Our ability to pursue these transactions could be impacted during the period of market and economic disruption relating to COVID-19 or another pandemic or public health crisis, as a result of the availability of capital or other factors. Additionally, although we maintain contingency plans for pandemics and we and our Affiliates have remained fully operational throughout the pandemic, the further spread of COVID-19, or an outbreak of another contagious disease, could also impact the availability of key personnel necessary to conduct our or our Affiliates’ businesses or the business and operations of third parties that perform critical services for our or our Affiliates’ businesses.
These factors and others relating to the COVID-19 pandemic, or of another highly infectious or contagious disease, could adversely affect our business, financial condition, and results of operations, or cause volatility in the market price of our common stock.
RISKS RELATED TO OUR STRATEGY AND OUR STRUCTURED PARTNERSHIPS WITH AFFILIATES
Our growth strategy depends in part upon our ability to make investments in independent investment firms and to pursue other strategic partnerships.
Our continued success in investing in independent investment firms will depend upon our ability to find suitable firms in which to invest or make additional investments in our existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms, and our ability to raise the capital necessary to finance such transactions. The market for acquisitions of interests in these firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies and investment management firms, also invest in boutique investment firms and may have significantly greater resources than we do. In addition to direct competition on particular prospects, these firms can also negatively impact the volume and value of transactions more broadly. Further, our long-term innovative partnership approach with our Affiliates is designed to provide succession planning and enhanced equity incentives for management equity owners, and the management of some target firms may prefer terms and structures offered by our competitors.
The success of our investments depends on our and our Affiliates’ ability to grow their businesses and carry out their management succession plans. In addition, our investments involve a number of risks, including the existence of unknown liabilities that may arise after making an investment, some of which may depend upon factors that are not under our control.

We may not be successful in making investments in new firms or maintaining existing investments, and any firms that we do invest in may not have favorable results or performance following our investment, which could have an adverse effect on our financial condition and results of operations. Further, the consummation of our announced investments is generally subject to a number of closing conditions, contingencies and approvals, including, but not limited to, obtaining certain consents of the independent investment firm’s clients and applicable regulatory approvals. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock.
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
For a majority of our Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder of its revenue for operating expenses and for additional distributions to Affiliate management. In these types of structures, while our distributions generally have priority, our agreed allocations may not anticipate changes in the revenue and operating expense base of the Affiliate, and the revenue remaining after our specified share is allocated to us may not be large enough to cover all of the Affiliate’s operating expenses, which could result in a reduction of the amount allocated to us or could negatively impact the Affiliate’s operations and prospects.
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
We may reposition or divest our equity interests in our Affiliates, and we cannot be certain that any such repositioning or divestment will benefit us in the near- or long-term.
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

We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investments in independent investment firms. There is no guarantee that these executive officers will remain with the Company. We generally do not have employment agreements with our executive officers, although each has a significant deferred equity interest in the Company and is subject to non-solicitation and non-competition restrictions that may be triggered upon their departure. Further, we seek to attract and retain our key officers and employees through a number of initiatives and programs, including developing a strong values-based culture, a commitment to career development, employee engagement, attractive compensation and benefits programs, attention to succession planning, and fostering of diversity and inclusion, any of which may not be successful in contributing to the retention of such employees. Changes in our management team, in particular, may be disruptive to our business, and failure to attract and retain members of our executive or senior management team, or to effectively implement and manage appropriate succession plans, could adversely affect our business, financial condition and results of operations.
In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years. These principals often are primarily responsible for their firm’s investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition and employment agreements in an effort to retain key Affiliate personnel, there is no guarantee that these principals will remain with their firms. Since certain of our Affiliates contribute more significantly to our revenue than other Affiliates, the loss of key personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition and results of operations.
RISKS RELATED TO OUR COMMON STOCK
Equity markets and our common stock have been volatile.
The market price of our common stock has experienced and may continue to experience volatility, and the broader equity markets have experienced and may continue to experience significant price and volume fluctuations as a result of the COVID-19 pandemic or other factors. In addition, announcements of our financial and operating results or other material information, including changes in net client cash flows and assets under management, changes in our financial guidance or our failure to meet such guidance, our new investments activity, changes in general conditions in the economy or the financial markets, perceptions regarding our ESG profile, and other developments affecting us, our Affiliates or our competitors, as well as geopolitical, social, regulatory, capital markets, economic, and business factors unrelated to us, could cause the market price of our common stock to fluctuate substantially.
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
Provisions in our charter and by-laws and anti-takeover provisions under Delaware law could discourage, delay or prevent an unsolicited change in control of the Company. These provisions may also have the effect of making it more difficult for third parties to replace our executive officers without the consent of our Board of Directors. These provisions include:
•the ability of our Board of Directors to issue preferred stock and to determine the terms, rights, and preferences of the preferred stock without stockholder approval;

•the prohibition on the right of stockholders to call meetings or act by written consent and limitations on the right of stockholders to present proposals or make nominations at stockholder meetings; and

•legal restrictions on mergers and other business combinations between us and any holder of 15 percent or more of our outstanding common stock.
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
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. retail distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1. Applicable laws, rules and regulations impose requirements, restrictions and limitations on our and our Affiliates’ businesses, and can result in significant compliance costs. Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations, or new or revised interpretations, guidance or enforcement priorities. Any determination of a failure to comply with applicable laws, rules or regulations could expose us, our Affiliates, or our respective employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, any of which could have an adverse impact on our stock price, financial condition, and results of operations. Further, if we, any of our Affiliates or our respective employees were to fail to comply with applicable laws, rules, or regulations, or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our stock price and result in increased costs, even if we, our Affiliates, or our respective employees were found not to have violated such laws, rules or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate. In the U.S., the new presidential administration may shift enforcement priorities under existing regulations, alter existing regulations or pursue additional rulemaking impacting the financial services industry. These regulatory developments could adversely affect our and our Affiliates’ businesses, increase compliance costs, require that we or our Affiliates curtail operations or investment offerings, or impact our and our Affiliates’ access to capital and the market for our common stock.

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
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based outside the U.S. and, accordingly, are subject to risks inherent in doing business internationally. These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks and potential adverse tax consequences. For example, our and our Affiliates’ businesses may be impacted by the terms of trade agreements negotiated by the UK in connection with its exit from the European Union, which could result in fluctuations in exchange rates, disruptions in the capital markets, changes in investor risk tolerance or investment preferences, potential regulatory shifts resulting from the UK’s status as a third-country with the European Union, increased compliance and administrative costs, or other impacts. Further, as part of our and certain of our Affiliates’ response to the UK’s exit from the European Union, we and such Affiliates have implemented changes to our business operations and, while we do not expect these changes to have a significant impact on our or our Affiliates’ businesses, these changes could result in increased compliance and administrative outsourcing and costs. Additionally, regulations in the European Union pertaining to integrating ESG topics may materially impact the asset management industry in member states that adopt such legislation. For example, the European Union’s recent action plan on financing sustainable growth includes initiatives to integrate ESG into the financial system, including such areas as MiFID2, UCITS and AIFMD regulations. Similar regulatory measures may be introduced in other jurisdictions in which we or our Affiliates currently have investments or plan to invest in the future, including in the U.S. and the UK. These types of ESG-related regulations could impact our or our Affiliates’ businesses, increases regulatory and compliance costs and adversely affect our profitability. In addition, as a result of operating internationally, certain of our Affiliates and our global distribution subsidiaries are subject to requirements under foreign regulations to maintain minimum levels of capital, and such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital and the payment of distributions to us. These or other risks related to our and our Affiliates’ international operations may have an adverse effect on our business, financial condition and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition and results of operations.
We are subject to income taxes as well as non-income-based taxes in the U.S. and certain foreign jurisdictions, and our Affiliates are generally subject to taxes in the jurisdictions in which they operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals. Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices and interpretations. In the U.S., the new presidential administration has indicated that it may raise the corporate tax rate and may pursue other tax reforms. If any such proposals are ultimately enacted into legislation, they could materially impact our tax provision, deferred tax assets, tax liabilities and effective tax rate. Further, a portion of our earnings is from outside of the U.S., and the foreign government agencies in jurisdictions in which we and our Affiliates do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Co-operation and Development (“OECD”), which includes recommendations that may be adopted in various jurisdictions in which we and our Affiliates do business. Any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition and results of operations.
In addition, we and our Affiliates may be subject to tax examinations by certain federal, state, and foreign tax authorities. We regularly assess the likely outcomes of examinations that we are subject to, in order to determine the appropriateness of our tax provision; however, tax authorities may disagree with certain positions we have taken or may take, and may assess additional taxes and/or penalties and interest. There can be no assurance that we will accurately predict the outcomes of any examinations and the actual outcomes could have an adverse impact on our financial condition and results of operations.
We or our Affiliates may be involved in legal proceedings and regulatory matters from time to time, and we may be held responsible for liabilities incurred by certain of our Affiliates.
Our operating agreements with our Affiliates provide for governance structures that give Affiliate management the authority to manage and operate their businesses on a day-to-day basis, including investment management operations, marketing, product development, client relationships, employee matters, compensation programs, and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of our Affiliates that we are not involved in, and where weaknesses or failures in internal processes or systems, legal or regulatory matters, or other operational challenges could lead to a disruption or cessation of our Affiliates’ operations, liability to their clients, exposure to claims or disciplinary action, or reputational harm.
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent). Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Further, we also conduct distribution, sales, and marketing activities through our U.S. retail distribution subsidiary and our global distribution subsidiaries, to extend the reach of our Affiliates’ own business development efforts, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates, could result in direct liability to us. Accordingly, we and our Affiliates may face various claims, litigation or complaints from time to time, and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period. See “Legal Proceedings” in Item 3. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. Any legal proceedings or regulatory matters that we or our Affiliates are subject to could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources, and could result in judgments, findings, settlements or allegations of wrongdoing that could adversely affect our or their reputation, current and future business relationships, and our financial condition and results of operations.
Our or our Affiliates’ controls and procedures and risk management policies may be inadequate, fail or be circumvented, and operational risk could adversely affect our or our Affiliates’ reputation and financial position.
We and our Affiliates have adopted various controls, procedures, policies, and systems to monitor and manage risk in our and their businesses. While we currently believe that our and our Affiliates’ operational controls are effective, we cannot provide assurance that those controls, procedures, policies, and systems will always be adequate to identify and manage the internal and external risks in our and our Affiliates’ various businesses. Furthermore, we or our Affiliates may have errors in business processes or fail to implement proper procedures in operating our respective businesses, which may expose us or our Affiliates to risk of financial loss or failure to comply with regulatory requirements. Additionally, although we and our Affiliates have systems and practices in place to monitor third-party service providers, such third parties are subject to similar risks. We and our Affiliates, as well as our respective service providers, are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies and procedures. The financial and reputational impact of control failures can be significant.
In addition, our and our Affiliates’ businesses and the markets in which we and our Affiliates operate are continuously evolving. If our or our Affiliates’ risk frameworks are ineffective, either because of a failure to keep pace with changes in the financial markets, regulatory requirements, our or our Affiliates’ businesses, counterparties, clients, or service providers, or for other reasons, we or our Affiliates could incur losses, suffer reputational damage, or be out of compliance with applicable regulatory or contractual mandates or expectations.
Failure to maintain and properly safeguard an adequate technology infrastructure may limit our or our Affiliates’ growth, result in losses or disrupt our or our Affiliates’ businesses.

Our and our Affiliates’ businesses are reliant upon financial, accounting, and technology systems and networks to process, transmit, and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisers, regulators, vendors, and other third parties. The failure to implement, maintain, and safeguard an infrastructure commensurate with the size and scope of our and our Affiliates’ businesses could impede productivity and growth, which could adversely impact our financial condition and results of operations. Further, we and our Affiliates rely on third parties for certain aspects of our respective businesses, including financial intermediaries, providers of technology infrastructure, and other service providers such as broker-dealers, custodians, administrators and other agents, as well as accounting, legal and other professional advisors, and these parties are susceptible to similar risks.
Although we and our Affiliates take protective measures and endeavor to modify them as circumstances warrant, computer systems, software, networks, and mobile devices may be vulnerable to cyber-attacks, data privacy or security breaches, ransomware, social engineering, unauthorized access, theft, misuse, computer viruses, or other malicious code and other events that could have a security impact. Further, although we and our Affiliates have systems and practices in place to monitor the third parties on whom we and our Affiliates rely, such third parties may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-attacks, data breaches, or other incidents. If any such events occur, it could jeopardize confidential, proprietary, or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks, and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. The recent shift to work-from-home environments has increased exposures to these security-related risks. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions, or legal liability, any of which could have an adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation, regulatory investigations, and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain. Further, government and regulatory oversight of data privacy in particular has been growing in recent years, including through the European Union’s General Data Protection Regulation and the California Consumer Privacy Act, resulting in heightened data security and handling requirements, increased fines, and expanded incident response and reporting obligations. Recent well-publicized security breaches at other companies have exemplified security-related vulnerabilities, and may lead to further government and regulatory scrutiny and heightened security requirements.
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
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
Item 3.Legal Proceedings
Governmental and regulatory authorities in the U.S. and other jurisdictions in which we and our Affiliates operate regularly make inquiries and administer examinations with respect to our and our Affiliates’ compliance with applicable laws and regulations, and from time to time, we and our Affiliates may be parties to various claims, lawsuits, complaints, regulatory investigations, and other proceedings in the ordinary course of business.
Currently, there are no such claims, lawsuits, complaints, regulatory investigations, or other proceedings against us or our Affiliates that, in our opinion, would have a material adverse effect on our financial position, liquidity, or results of operations. However, there is no assurance as to whether or not any such matters could arise or have a material effect on our or our Affiliates’ financial position, liquidity, or results of operations in any future reporting period.
Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (symbol: AMG). As of February 18, 2021, there were 101 stockholders of record, including banks, brokers, and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2020	113,256	$74.76	113,256	$74.76	3,960,298
November 1-30, 2020	483,400	87.44	483,400	87.44	3,476,898
December 1-31, 2020(3)	1,558,813	112.47	1,558,226	112.48	1,918,672
Total	2,155,469	104.88	2,154,882	104.88
__________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions, if any.
(2)    Our Board of Directors authorized share repurchase programs in January 2021, October 2019, and January 2019 to repurchase up to 5.0 million, 6.0 million, and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of December 31, 2020, we had repurchased all of the shares of the January 2019 program. As of the January 2021 authorization, there were a total of 6.9 million shares available for repurchase under our January 2021 and October 2019 share repurchase programs.
(3)    As of December 31, 2020, we had unsettled market share repurchases under a $100.0 million accelerated share repurchase program, of which 0.8 million shares are included in our total number of shares purchased during December 2020 in accordance with the upfront delivery of shares in the agreement. Under the program, which was completed on February 5, 2021, we repurchased a total of 0.9 million shares of our common stock at an average price of $110.10 per share.
Between January 1 and February 18, 2021, we repurchased 1.2 million shares of our common stock for $151.9 million, including shares repurchased in the open market, through a 10b5-1 trading plan, and pursuant to an accelerated share repurchase program.

Performance Graph
Our peer group comprises AllianceBernstein Holding L.P., Ameriprise Financial, Inc., Ares Management Corporation, Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc, Lazard Ltd. and T. Rowe Price Group, Inc. Prior to this year, our peer group also included Eaton Vance Corp. and Legg Mason, Inc., both of which have been, or are in the process of being, acquired. The following graph compares the cumulative stockholder return on our common stock from December 31, 2015 through December 31, 2020, with the cumulative total return, during the same period, on the Standard & Poor’s MidCap 400 Index, and our current peer group. The comparison below assumes the investment of $100 on December 31, 2015 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Affiliated Managers Group, Inc., the S&P MidCap 400 Index,
and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/15
12/16
12/17
12/18
12/19
12/20
Affiliated Managers Group, Inc.
S&P MidCap 400
Peer Group

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following executive overview, which summarizes the significant trends affecting our results of operations and financial condition, as well as the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations of Affiliated Managers Group, Inc. and its subsidiaries, should be read in conjunction with the “Forward-Looking Statements” section set forth in Part I and the “Risk Factors” section set forth in Item 1A of Part I of this Annual Report on Form 10-K and in any more recent filings with the SEC, and with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K.
Our discussion and analysis of the key operating performance measures and financial results for fiscal year 2020 compared to fiscal year 2019 is included herein. For discussion and analysis of fiscal year 2019 compared to fiscal year 2018, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 28, 2020.
Executive Overview
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of excellent partner-owned investment firms, which we call our “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses and enable them to align equity incentives across generations of principals to build enduring franchises. As of December 31, 2020, our aggregate assets under management were approximately $716 billion across a broad range of active, return-oriented strategies.
For the year ended December 31, 2020, the ongoing pandemic caused by the novel coronavirus (“COVID-19”) had a significant impact on the global economy. The overall extent and duration of COVID-19, including the timing and effectiveness of vaccines, and its impact on businesses and economic activity going forward, remains difficult to predict. We and our Affiliates remain focused on the health and well-being of the individuals and families at AMG, our Affiliates, and the community at large. Given the nature of our decentralized operations and our entrepreneurial culture, we and our Affiliates remain fully operational and have experienced minimal disruption in our ability to serve our key stakeholders, most importantly our clients.  We continue to monitor the economic uncertainty related to COVID-19, and the extent of the impact on our business operations and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted.
New Investments
In 2020, we completed minority investments in Comvest Partners, a leading middle-market private equity and credit investment firm, Inclusive Capital Partners LP, a newly founded investment firm focused on responsible capitalism and the advancement of economic and social inclusion and environmental stewardship, and Jackson Square Partners LLC, an investment manager specializing in long-only, growth-oriented equity strategies. On February 1, 2021, we completed a minority investment in Boston Common Asset Management LLC, a women-owned leader in sustainable and impact investing.
We account for these investments under the equity method of accounting. Following the close of each transaction, Affiliate management continues to hold a significant portion of the equity in their business and directs the day-to-day-operations.
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

The following table presents our key aggregate operating performance measures:

	For the Years Ended December 31,
(in billions, except as noted)	2018	2019	% Change	2020	% Change
Assets under management	$736.0	$722.5	(2)%	$716.2	(1)%
Average assets under management	819.9	758.1	(8)%	664.4	(12)%
Aggregate fees (in millions)	5,442.4	4,962.7	(9)%	4,626.4	(7)%
Assets under management and, therefore average assets under management, include the assets under management of our consolidated and equity method Affiliates, and as of October 1, 2019, exclude the assets under management of certain Affiliates in which we have repositioned our interests and that are not significant to our operating performance measures or our results of operations. Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management for mutual funds and similar retail investment products represents an average of the daily net assets under management, while for institutional and high net worth clients, average assets under management generally represents an average of the assets at the beginning or end of each month during the applicable period.
Aggregate fees consist of the total asset and performance based fees earned by all of our consolidated and equity method Affiliates, and include the aggregate fees of certain Affiliates in which we have repositioned our interests. These Affiliates are not significant to our operating performance measures or our results of operations. For certain of our Affiliates accounted for under the equity method, we report aggregate fees and the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears. Aggregate fees are provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for active, return-oriented strategies, particularly in illiquid alternative and multi-asset and fixed income strategies, reflecting continued investor demand for returns that are less correlated to traditional equity markets, while we are experiencing outflows in quantitative strategies across liquid alternative strategies and equity strategies. In addition, investor demand for passively-managed products, including exchange traded funds has continued, and we have experienced outflows in certain equity strategies, consistent with this industry-wide trend. We believe the best-performing active equity managers (whether global-, regional-, or country-specific) will continue to have significant opportunities to grow as a result of net client cash inflows. We believe we are well-positioned to benefit from these trends.
The following charts present information regarding the composition of our assets under management by active, return-oriented strategy as of December 31, 2019 and 2020:

Assets Under Management by Strategy

__________________________

(1)Alternatives include illiquid alternative strategies, which accounted for 13% and 14% of our assets under management as of December 31, 2019 and 2020, respectively.

(2)Global equities include emerging markets strategies, which accounted for 9% of our assets under management as of both December 31, 2019 and 2020.

The following table presents changes in our assets under management by active, return-oriented strategy:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2019	$241.2	$274.9	$100.0	$106.4	$722.5
Client cash inflows and commitments	29.6	33.3	14.7	23.9	101.5
Client cash outflows	(51.7)	(61.2)	(29.4)	(21.0)	(163.3)
Net client cash flows	(22.1)	(27.9)	(14.7)	2.9	(61.8)
New investments	3.7	4.2	6.4	—	14.3
Market changes	(3.4)	26.4	12.7	8.3	44.0
Foreign exchange(1)	0.9	1.3	0.3	0.2	2.7
Realizations and distributions (net)	(2.6)	(0.2)	(0.2)	(0.2)	(3.2)
Other(2)	(1.2)	(0.2)	(1.0)	0.1	(2.3)
December 31, 2020	$216.5	$278.5	$103.5	$117.7	$716.2
__________________________
(1)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.
(2)Other includes assets under management attributable to product transitions and reclassifications.
The following charts present information regarding the composition of our assets under management by client type as of December 31, 2019 and 2020:

Assets Under Management by Client Type

The following table presents changes in our assets under management by client type:

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2019	$407.2	$198.1	$117.2	$722.5
Client cash inflows and commitments	40.8	39.9	20.8	101.5
Client cash outflows	(78.8)	(63.3)	(21.2)	(163.3)
Net client cash flows	(38.0)	(23.4)	(0.4)	(61.8)
New investments	12.1	2.2	—	14.3
Market changes	22.0	12.7	9.3	44.0
Foreign exchange(1)	1.4	1.1	0.2	2.7
Realizations and distributions (net)	(2.6)	(0.5)	(0.1)	(3.2)
Other(2)	(1.1)	(0.9)	(0.3)	(2.3)
December 31, 2020	$401.0	$189.3	$125.9	$716.2
__________________________
(1)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.
(2)Other includes assets under management attributable to product transitions and reclassifications.
Aggregate Fees
Aggregate fees consist of asset and performance based fees of our consolidated and equity method Affiliates. Asset based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance based fees are based on investment performance, typically on an absolute basis or relative to a benchmark, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance based fees are generally billed less frequently than asset based fees, and although performance based fees inherently depend on investment performance and will vary from period to period, we anticipate performance based fees will be a recurring component of our aggregate fees.
Aggregate fees are generally determined by the level of our average assets under management and the composition of these assets across our strategies that realize different asset based fee ratios and performance based fees. Our asset based fee ratio is calculated as asset based fees divided by average assets under management.
Aggregate fees were $4,626.4 million in 2020, a decrease of $336.3 million or 7% as compared to 2019. The decrease in our aggregate fees was due to a $525.0 million or 11% decrease in asset based fees, partially offset by a $188.7 million or 4% increase in performance based fees. The decrease in asset based fees was due to a decrease in our average assets under management, due to net client cash outflows principally in our quantitative strategies, and a change in the composition of our assets under management.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2018	2019	% Change	2020	% Change
Net income (controlling interest)	$243.6	$15.7	(94)%	$202.2	N.M.(1)
Adjusted EBITDA (controlling interest)(2)	961.8	841.6	(12)%	798.8	(5)%
Economic net income (controlling interest)(2)	780.7	720.2	(8)%	624.4	(13)%
__________________________
(1)Percentage change is not meaningful.
(2)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”

Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. Adjusted EBITDA (controlling interest) decreased $42.8 million or 5% in 2020. The decrease in Adjusted EBITDA (controlling interest) was primarily due to a $336.3 million or 7% decrease in aggregate fees and a $17.5 million increase in share-based compensation principally due to an event that accelerated certain share-based compensation, partially offset by a $6.0 million decrease in travel-related expenses attributable to the controlling interest.
While Adjusted EBITDA (controlling interest) decreased $42.8 million or 5% in 2020, our Net income (controlling interest) increased $186.5 million. The increase in Net income (controlling interest) was primarily due to a $300.0 million decrease in equity method intangible amortization and impairments, partially offset by a $78.6 million increase in Income tax expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to our acquisition of interests in Affiliates and improves comparability of performance between periods. Economic net income (controlling interest) decreased $95.8 million or 13% in 2020, primarily due to a $42.8 million decrease in Adjusted EBITDA (controlling interest), a $37.2 million increase in current and other deferred taxes primarily attributable to the controlling interest and a $16.1 million increase in Interest expense attributable to the controlling interest.
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
Consolidated Revenue
Our Consolidated revenue is derived from our consolidated Affiliates, primarily from asset based fees from investment management services. For these Affiliates, we typically use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. Consolidated revenue is generally determined by the level of our consolidated Affiliate average assets under management and the composition of these assets across our strategies that realize different asset based fee ratios and performance based fees.
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2018	2019	% Change	2020	% Change
Consolidated Affiliate average assets under management (in billions)	$419.6	$395.1	(6)%	$362.6	(8)%
Consolidated revenue	$2,378.4	$2,239.6	(6)%	$2,027.5	(9)%
Our Consolidated revenue decreased $212.1 million or 9% in 2020, due to a $191.2 million or 9% decrease in asset based fees and a $20.9 million or less than 1% decrease in performance based fees. The decrease in asset based fees was due to a decrease in consolidated Affiliate average assets under management, due to net client cash outflows principally in our equity strategies, and a change in the composition of our assets under management.
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

The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2018	2019	% Change	2020	% Change
Compensation and related expenses	$987.2	$943.0	(4)%	$883.7	(6)%
Selling, general and administrative	417.7	376.8	(10)%	321.4	(15)%
Intangible amortization and impairments	114.8	144.5	26%	140.5	(3)%
Interest expense	80.6	76.2	(5)%	92.3	21%
Depreciation and other amortization	22.0	21.3	(3)%	19.1	(10)%
Other expenses (net)	69.7	57.0	(18)%	52.8	(7)%
Total consolidated expenses	$1,692.0	$1,618.8	(4)%	$1,509.8	(7)%
Compensation and related expenses decreased $59.3 million or 6% in 2020, primarily due to an $88.1 million decrease in bonus and salary expenses, principally as a result of a decline in Consolidated revenue and headcount repositioning in 2019. This decrease was partially offset by a $17.5 million increase in share-based compensation, primarily due to an event that accelerated certain share-based compensation and an $11.3 million increase in Affiliate equity compensation expense.
Selling, general and administrative expenses decreased $55.4 million or 15% in 2020, primarily due to a $21.7 million decrease in travel-related expenses, a $17.5 million decrease in sub-advisory and distribution expenses related to a decrease in certain assets under management, and a $12.1 million decrease in renewal commissions.
Intangible amortization and impairments decreased $4.0 million or 3% in 2020, primarily due to a $33.8 million reduction in amortization expense related to certain definite-lived assets being fully amortized and a $4.3 million reduction in amortization expense related to a decrease in actual and expected client attrition. These decreases were partially offset by a $34.1 million increase in expenses to reduce the carrying value of acquired client relationships at certain of our Affiliates to fair value. See Note 9 of our Consolidated Financial Statements.
Interest expense increased $16.1 million or 21% in 2020, primarily due to an $11.1 million increase from the termination of our pound sterling-denominated forward foreign currency contracts, a $10.3 million increase from our debt securities issued in 2020 and a $4.3 million increase from our debt securities issued in 2019. These increases were partially offset by a $9.5 million decrease from lower interest rates and lower borrowings on our senior unsecured term loan facility (the “term loan”) and senior unsecured multicurrency revolving credit facility (the “revolver” and, together with the term loan, the “credit facilities”).
Other expenses (net) decreased $4.2 million or 7% in 2020, primarily due to an $8.1 million expense recorded in 2019 to reduce certain right-of use assets to their fair value, related to the reduction in leased office space which did not reoccur and a $2.4 million gain recorded in 2020 related to changes in the value of Affiliate equity repurchase obligations. These decreases were partially offset by a $5.7 million expense recorded in 2020 related to the early termination of a lease.
There were no significant changes in Depreciation and other amortization in 2020.
Equity Method Loss (Net)
When we do not own a controlling equity interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Our share of earnings or losses from Affiliates accounted for under the equity method, net of amortization and impairments, is included in Equity method loss (net) in our Consolidated Statements of Income.
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
Our equity method revenue is derived primarily from asset and performance based fees from investment management services. Equity method revenue incorporates the total asset and performance based fees earned by all of our Affiliates accounted for under the equity method and is generally determined by the level of our equity method Affiliate average assets under management and the composition of these assets across our strategies that realize different asset based fee ratios and performance based fees. Our Affiliates accounted for under the equity method manage a greater proportion of assets subject to performance based fees than our consolidated Affiliates and, as a result, equity method revenue will generally have more performance based fees than Consolidated revenue.
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method loss (net):

	For the Years Ended December 31,
(in millions, except as noted)	2018	2019	% Change	2020	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$400.3	$363.0	(9)%	$301.8	(17)%
Equity method revenue	$3,064.0	$2,723.1	(11)%	$2,598.9	(5)%

Financial Performance Measures
Equity method earnings	$370.6	$289.4	(22)%	$288.6	0%
Equity method intangible amortization and impairments	(370.8)	(627.4)	69%	(332.0)	(47)%
Equity method loss (net)	$(0.2)	$(338.0)	N.M.(1)	$(43.4)	(87)%
__________________________
(1)Percentage change is not meaningful.
Our equity method revenue decreased $124.2 million or 5% in 2020, due to a $333.8 million or 13% decrease in asset based fees, partially offset by a $209.6 million or 8% increase in performance based fees. The decrease in asset based fees was primarily due to a decrease in equity method Affiliate average assets under management, due to net client cash outflows principally in our quantitative strategies, and a change in the composition of our assets under management. These decreases were partially offset by the impact of new investments, which had higher asset based fee ratios than our average asset based fee ratio.
While equity method revenue decreased $124.2 million or 5% in 2020, equity method earnings decreased $0.8 million or less than 1%. Equity method earnings decreased less than equity method revenue on a percentage basis due to the recognition of performance based fees at Affiliates in which we hold more of an economic interest, partially offset by a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses.
Equity method intangible amortization and impairments decreased $295.4 million or 47% in 2020, primarily due to a $300.0 million decrease in expenses to reduce the carrying value of certain Affiliates to fair value. See Note 10 of our Consolidated Financial Statements. This decrease was partially offset by a $6.4 million increase in amortization expense due to investments in new Affiliates.
Investment and other income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2018	2019	% Change	2020	% Change
Investment and other income	$27.4	$25.2	(8)%	$34.1	35%
Investment and other income increased $8.9 million or 35% in 2020, primarily due to a $10.8 million increase in foreign currency gains, partially offset by a $1.4 million decrease in interest income.
Income Tax Expense
The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2018	2019	% Change	2020	% Change
Income tax expense	$181.3	$2.9	(98)%	$81.4	N.M.(1)
__________________________

(1)Percentage change is not meaningful.

Income tax expense increased $78.5 million in 2020, primarily due to a $265.1 million increase in income before income taxes attributable to the controlling interest and an $18.7 million increase in valuation allowances against certain state and foreign loss carryforwards. These increases were partially offset by a $3.4 million decrease in stock compensation tax shortfalls during 2020.
Net Income
The following table presents Net income, Net income (controlling interest) and Net income (non-controlling interest):

	For the Years Ended December 31,
(in millions)	2018	2019	% Change	2020	% Change
Net income	$532.3	$305.1	(43)%	$427.0	40%
Net income (non-controlling interests)	288.7	289.4	0%	224.8	(22)%
Net income (controlling interest)	243.6	15.7	(94)%	202.2	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Net income (controlling interest) increased $186.5 million in 2020, primarily due to a decrease in Equity method loss (net). This increase was partially offset by an increase in Income tax expense attributable to the controlling interest, an increase in share-based compensation attributable to the controlling interest and a decrease in Consolidated revenue.
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments, certain Affiliate equity expenses, gains and losses on general partner and seed capital investments, and adjustments to contingent payment arrangements. We believe that many investors use this measure when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2018	2019	2020
Net income (controlling interest)	$243.6	$15.7	$202.2
Interest expense	80.6	76.2	92.3
Income taxes	169.4	(9.1)	69.5
Intangible amortization and impairments(1)	454.9	745.8	427.7
Other items(2)	13.3	13.0	7.1
Adjusted EBITDA (controlling interest)	$961.8	$841.6	$798.8
__________________________
(1)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method loss (net). The following table presents the Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2018	2019	2020
Consolidated intangible amortization and impairments	$114.8	$144.5	$140.5
Consolidated intangible amortization and impairments (non-controlling interests)	(30.7)	(26.1)	(44.8)
Equity method intangible amortization and impairments	370.8	627.4	332.0
Total	$454.9	$745.8	$427.7
(2)Other items include depreciation and adjustments to contingent payment arrangements. Beginning with the first quarter of 2020, other items also include certain Affiliate equity expenses and gains and losses on general partner and seed capital investments. These changes were made to improve the comparability of performance between periods. Prior periods have not been revised as the amounts were not significant.
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Years Ended December 31,
(in millions, except per share data)	2018	2019	2020
Net income (controlling interest)	$243.6	$15.7	$202.2
Intangible amortization and impairments(1)	454.9	745.8	427.7
Intangible-related deferred taxes	79.7	(51.3)	(9.9)
Other economic items(2)	2.5	10.0	4.4
Economic net income (controlling interest)	$780.7	$720.2	$624.4
Average shares outstanding (diluted)	53.8	50.6	46.7
Stock options and restricted stock units	—	—	—
Assumed issuance of junior convertible securities shares	—	—	—
Average shares outstanding (adjusted diluted)	53.8	50.6	46.7
Economic earnings per share	$14.50	$14.22	$13.36
__________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)Other economic items include non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements) and certain Affiliate equity expenses. Beginning with the first quarter of 2019, other economic items also include tax windfalls and shortfalls from share-based compensation. Beginning with the first quarter of 2020, other economic items also include gains and losses on general partner and seed capital investments. These changes were made to improve the comparability of performance between periods. Prior periods have not been revised as the amounts were not significant. For the years ended December 31, 2018, 2019 and 2020, other economic items were net of income tax expense of $0.8 million, $0.7 million and $2.6 million, respectively.
Liquidity and Capital Resources
We generate long-term value by investing in new Affiliate partnerships, investing in existing Affiliates, and investing in centralized capabilities through which we can leverage our scale and resources to benefit our Affiliates and enhance their long-term growth prospects. Given our annual cash generation from operations, in addition to investing for growth in our business, we are also able to return excess capital to shareholders primarily through share repurchases. We continue to manage our capital structure consistent with an investment grade company and are currently rated A3 by Moody’s Investors Service and BBB+ by S&P Global Ratings.
Cash and cash equivalents were $1,039.7 million as of December 31, 2020, and were attributable to both the controlling and non-controlling interests. In 2020, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in 2020 were for share repurchases, investments in existing Affiliates through repurchases of Affiliate equity interests, and investments in new Affiliates. Additionally, in 2020, we issued debt securities to enhance our balance sheet through extending duration and lower interest rates. The net cash proceeds from debt securities issued in 2020 were used to pay down outstanding indebtedness on our revolver and term loan, with a majority of the remainder retained for general corporate purposes and included in our Cash and cash equivalents balance in the Consolidated Balance Sheets as of December 31, 2020.
We expect investments in new Affiliates, investments in existing Affiliates, primarily through repurchases of Affiliate equity interests and general partner and seed capital investments, the return of capital through share repurchases, the payment of cash dividends on our common stock, repayment of debt, distributions to Affiliate equity holders, and general working capital to be the primary uses of cash for the foreseeable future. We anticipate that our current cash balance, cash flows from operations, and borrowings under our revolver, will be sufficient to support our uses of cash for the foreseeable future. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.

The following table presents operating, investing and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2018	2019	2020
Operating cash flow	$1,140.6	$929.1	$1,009.3
Investing cash flow	(18.2)	(24.4)	(53.7)
Financing cash flow	(983.1)	(934.7)	(455.4)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items and timing differences in the cash settlement of assets and liabilities.
For the year ended December 31, 2020, Cash flows from operating activities were $1,009.3 million, primarily from Net income of $427.0 million adjusted for non-cash items of $346.0 million and $236.8 million of distributions of earnings received from equity method investments. In 2020, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the year ended December 31, 2020, Cash flows used in investing activities were $53.7 million, primarily due to investments in new Affiliates of $44.5 million and purchases of fixed assets of $8.5 million.
Financing Cash Flow
For the year ended December 31, 2020, Cash flows used in financing activities were $455.4 million, primarily due to the return of $351.9 million of capital to shareholders through share repurchases and dividends on our common stock, $306.3 million of distributions to non-controlling interests, $294.9 million of Affiliate equity repurchases, net of issuances, and a $100.0 million paydown of our term loan. Cash flows used in financing activities were partially offset by the receipt of $624.8 million of proceeds from the issuance of debt securities in 2020.
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
As of December 31, 2020, the current redemption value of $671.5 million for these interests (including $35.4 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $294.9 million for Affiliate equity repurchases, net of issuances during 2020, and we expect net repurchases of approximately $125 million of Affiliate equity in 2021. In the event of a repurchase, we become the owner of the cash flow associated with the repurchased equity. See Notes 17 and 18 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2021, October 2019, and January 2019 to repurchase up to 5.0 million, 6.0 million, and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. For the year ended December 31, 2020, we repurchased 5.0 million shares of our common stock, at an average price per share of $86.35. As of December 31, 2020, we had repurchased all of the shares of the January 2019 program. As of the January 2021 authorization, there were a total of 6.9 million shares available for repurchase under our January 2021 and October 2019 share repurchase programs.
Debt

The following table presents the carrying value of our outstanding indebtedness. See Note 6 of our Consolidated Financial Statements.

	December 31,
(in millions)	2018	2019	2020
Senior bank debt	$780.0	$450.0	$350.0
Senior notes	746.2	746.8	1,097.3
Junior convertible securities	312.5	315.4	318.4
Junior subordinated notes	—	290.7	565.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
We have a $1.25 billion revolver and a $350.0 million term loan. The revolver matures on January 18, 2024, and the term loan, as amended, matures on January 18, 2026. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.
Under the terms of the credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and certain Affiliate equity expenses are added back to Adjusted EBITDA. As of December 31, 2020, our bank leverage and bank interest coverage ratios were 1.6x and 10.1x, respectively, and we were in compliance with all of the terms of our credit facilities.
As of December 31, 2020, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
On January 8, 2021, we amended and refinanced the term loan to adjust the marginal rate by 0.075% to 0.950% and to extend the maturity by three years from January 18, 2023 to January 18, 2026. The commercial terms of the term loan otherwise remained the same.
Senior Notes and Junior Subordinated Notes
As of December 31, 2020, we had the following senior notes and junior subordinated notes outstanding, the respective principal terms of which are presented below.

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes
Issue date	February 2014	February 2015	June 2020	March 2019	September 2020
Maturity date	February 2024	August 2025	June 2030	March 2059	September 2060
Par value (in millions)	$400.0	$350.0	$350.0	$300.0	$275.0
Stated coupon	4.25%	3.50%	3.30%	5.875%	4.750%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually	Quarterly	Quarterly
Potential call date	Any time	Any time	Any time	March 2024	September 2025
Listing	N.A.	N.A.	N.A.	NYSE	NYSE
In the second quarter of 2020, we used $250.0 million of the net proceeds from the 2030 senior notes to repay all of the outstanding indebtedness under our revolver, and the remaining net proceeds of $100.0 million to repay a portion of the outstanding indebtedness under the term loan.
The majority of the net proceeds from the 2060 junior subordinated notes were retained for general corporate purposes, which may include the repayment of indebtedness, share repurchases, investments in new independent investment management firms, and investments in our existing Affiliates, and were included in our Cash and cash equivalents balance as of December 31, 2020.

Junior Convertible Securities
As of December 31, 2020, we had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $318.4 million. The carrying value is accreted to the principal amount at maturity ($430.8 million) over a remaining life of approximately 17 years. Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified times periods, and may also repurchase junior subordinated notes in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense. We estimate that these deductions will generate annual deferred tax liabilities of approximately $9 million. Assuming no redemptions or repurchases, these deferred tax liabilities will be reclassified directly to stockholders’ equity if our common stock is trading above certain thresholds at the time of the conversion of the securities. If we redeem the securities or repurchase the notes at a price below such thresholds, all or a portion of these deferred tax liabilities may be reclassified to income taxes payable which is presented within Other liabilities on our Consolidated Balance Sheets. In August 2019, in accordance with the convertible securities indenture, we adjusted the conversion rate of the junior convertible securities as a result of the cumulative declared dividends on our common stock.
Equity Distribution Program
We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2020, no sales had occurred under the equity distribution program.
Derivatives
In 2020, we entered into an interest rate swap contract (the “interest rate swap”) with a financial institution, which will expire in March 2023. The interest rate swap, which is designated as a cash flow hedge, is used to exchange a portion of our LIBOR-based interest payments for fixed rate interest payments. Under the contract, we receive payments based on one month LIBOR and make payments based on an annual fixed rate of 0.5135% on a notional amount of $250.0 million.
In 2020, we terminated our forward contracts and corresponding collar contracts entered into in 2018, and we received net proceeds of $24.9 million upon settlement. See Note 7 of our Consolidated Financial Statements.
Commitments
See Note 8 of our Consolidated Financial Statements.
Leases
As of December 31, 2020, our lease obligations were $40.7 million through 2021, $69.1 million in 2022-2023, $47.4 million in 2024-2025 and $59.6 million thereafter. The portion of these lease obligations attributable to the controlling interest were $11.9 million through 2021, $19.8 million in 2022-2023, $13.5 million in 2024-2025 and $2.3 million thereafter. See Note 11 of our Consolidated Financial Statements.
Recent Accounting Developments
See Note 1 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. See Note 1 of our Consolidated Financial Statements for a discussion of our significant accounting policies.
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
We make judgments to determine the fair value of certain assets, liabilities, and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment arrangements, when we issue or repurchase Affiliate equity interests and when we test our goodwill, indefinite and definite-lived acquired client relationships, or equity method investments for impairment.
In determining fair values that reflect our own assumptions concerning unobservable inputs, we typically use valuation techniques, including probability-weighted discounted cash flow analyses, where we make assumptions about growth rates of assets under management, client attrition, asset and performance based fee rates, and expenses. In these analyses, we also consider historical and current market multiples, tax benefits, credit risk, interest rates, tax rates, discount rates, and discounts for lack of marketability. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, by consulting with third-party valuation firms. Changes in the assumptions used could significantly impact fair values.
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
We completed our annual goodwill impairment assessment as of September 30, 2020 and no impairment was indicated. Based on our assessment, the fair value of our reporting unit was substantially greater than its respective carrying amount, including goodwill.
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
We perform indefinite-lived acquired client relationship impairment assessments annually, or more frequently should circumstances indicate fair value has declined below the related carrying value. For purposes of our assessments, we consider various qualitative and quantitative factors (including market multiples) and determine if it is more-likely-than-not that the fair value of each asset group is greater than its carrying amount. If we determine that it is likely that the fair value has declined below our related carrying value, we perform discounted cash flow analyses to determine the fair value of the asset group and record an expense in Intangible amortization and impairments to reduce the carrying value to its fair value.
For the year ended December 31, 2020, we recorded $45.3 million of expense attributable to the controlling interest ($70.7 million in aggregate) to reduce the carrying values of the assets to fair value. See Note 9 of our Consolidated Financial Statements.
For the year ended December 31, 2020, we completed our annual assessment of our other indefinite-lived acquired client relationships and only a significant decline in the fair values of these assets would result in an impairment.
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
We perform definite-lived acquired client relationship impairment assessments annually, or more frequently should client attrition trends indicate fair value has declined below the related carrying value. If we determine that the fair value has declined below our related carrying value, an expense is recorded in Intangible amortization and impairments to reduce the carrying value to its fair value. We assess each of our definite-lived acquired client relationships for impairment by comparing their carrying value to the projected undiscounted cash flows of the acquired client relationships.
For the year ended December 31, 2020, we completed our annual assessment and noted that projected undiscounted cash flows over the remaining life of each of these assets exceed their carrying value and, accordingly, no impairments were identified.
Equity Method Investments in Affiliates
We periodically perform assessments to determine if the fair value of an investment may have declined below its related carrying value for our Affiliates accounted for under the equity method for a period that we consider to be other-than-temporary. Where we believe that such declines may have occurred, we determine the amount of impairment using valuation methods, such as discounted cash flow analyses. Impairments are recorded as an expense in Equity method loss (net) to reduce the carrying value of the Affiliate to its fair value.
When we test our equity method investments for impairment, we make assumptions about growth rates of projected assets under management, client attrition, asset and performance based fees, and expenses. In these analyses, we also make judgments about tax benefits, tax rates and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, by consulting with third-party valuation firms. Changes in these assumptions could significantly impact the respective fair value of an Affiliate.
For the year ended December 31, 2020, we recorded $185.0 million of expenses to reduce the carrying value of an Affiliate to fair value. See Note 10 of our Consolidated Financial Statements.
For the year ended December 31, 2020, we completed our annual assessment of our other investments in Affiliates accounted for under the equity method and no other impairments were identified.
Income Taxes
We and our Affiliates are subject to income taxes in the U.S. and certain foreign jurisdictions. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. We measure our deferred taxes based on enacted tax rates and projected state apportionment percentages for the years in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recorded in Income tax expense in the Consolidated Statement of Income in the period in which the change in tax rates is enacted.
Our principal deferred tax assets relate to deferred compensation, state and foreign loss carryforwards, and the indirect benefits of uncertain foreign tax positions. We regularly assess the recoverability of our deferred tax assets, considering all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. A valuation allowance is utilized to adjust the carrying values of deferred tax assets to the amount that is more-likely-than-not to be realized.
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
See Note 20 of our Consolidated Financial Statements.
Share-Based Compensation and Affiliate Equity

We have share-based compensation arrangements covering directors, senior management, and employees. Our share-based compensation arrangements typically vest and become fully exercisable over three to five years of continued employment and, in some cases, may require the satisfaction of certain performance conditions.
We determine the fair value of our share-based compensation arrangements on their grant date and record compensation expense based on the number of awards expected to vest. For restricted stock units, we determine the fair value of the units using our share price on the date of grant and the number of shares expected to vest. For stock options, we estimate the fair value using the Black-Scholes option pricing model, which requires us to make assumptions about the volatility and dividend yield of our common stock and the expected life of our stock options. In measuring expected volatility, we consider both the historical volatility of our common stock, as well as the current implied volatility from traded options. For certain of our awards with performance conditions, the number of restricted stock units or stock options expected to vest may change over time depending upon the performance level achieved.
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
From time to time, we grant equity interests in our Affiliates to consolidated Affiliate partners and our officers, with vesting, forfeiture, and repurchase terms established at the date of grant. The fair value of the equity interests is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, asset and performance based fees, tax rates, discount rates and discounts for lack of marketability. The use of different assumptions could change the value of these interests, including the amount of compensation expense, if any, that we may report upon their transfer or repurchase.
Redeemable non-controlling interests represent the currently redeemable value of Affiliate equity interests. We may pay for these Affiliate equity purchases in cash, shares of our common stock or other forms of consideration, at our election.
See Notes 16, 17 and 18 of our Consolidated Financial Statements.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2020, we estimate a proportional 1% change in the value of our assets under management would have resulted in a $19.6 million annualized change in asset based fees in Consolidated revenue for our consolidated Affiliates and a $13.2 million annualized change in asset based fees in equity method revenue for our Affiliates accounted for under the equity method. This proportional increase or decrease excludes assets under management on which asset based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes, and junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a $107.3 million net change in the fair value of our fixed rate securities as of December 31, 2020. We pay a variable rate of interest on our credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on our credit rating. As of December 31, 2020, the interest rate for our outstanding borrowings under the credit facilities was LIBOR plus 0.875%. In the first quarter of 2020, we entered into an interest rate swap to exchange a portion of our LIBOR-based interest payments for fixed rate interest payments, reducing our variable interest rate exposure. We estimate that a 1% change in interest rates would have changed our annual interest expense on the outstanding balances under our credit facilities not participating in the interest rate swap by $1.0 million, as of December 31, 2020.

Currently, LIBOR is expected to be discontinued, however, there remains uncertainty as to the timing of the transition to, as well to as the nature of, any replacement rate. See “Item 1A. Risk Factors”. We and our Affiliates have been monitoring these developments, and we currently do not expect to be significantly impacted by this transition. Our term loan and our revolver both include “fallback” language allowing for the substitution of a comparable or successor rate, as further described in the respective agreements. We will continue to monitor and evaluate our agreements and the developments with respect to LIBOR as the potential end-date for LIBOR approaches.
Foreign Currency Exchange Risk
The functional currency of most of our Affiliates is the U.S. dollar. Certain of our Affiliates have the pound sterling or the Canadian dollar as their functional currency, and are, therefore, impacted by movements in pound sterling and Canadian dollar to U.S. dollar foreign currency exchange rates. In addition, the valuations of our foreign Affiliates with a non-U.S. dollar functional currency change based on fluctuations in foreign currency exchange rates, among other factors. Changes due to fluctuations in foreign currency exchange rates are recorded as a component of stockholders’ equity.
To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in a $10.8 million and $2.1 million change to stockholders’ equity, respectively, based on the December 31, 2020 carrying value of Affiliates whose functional currency is the pound sterling or the Canadian dollar, and of our and our Affiliates’ pound sterling-denominated derivative financial instruments.  For the year ended December 31, 2020, we estimate a 1% change in the pound sterling and the Canadian dollar to U.S. dollar exchange rates would have resulted in $1.1 million and $0.1 million in annual changes to Income before income taxes (controlling interest), respectively.
Derivative Risk
From time to time, we and our Affiliates seek to offset exposure to changes in interest rates, foreign currency exchange rates, and markets by entering into derivative financial instruments. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future.

Item 8.Financial Statements and Supplementary Data
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
As of December 31, 2020, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 was effective.
The Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its affiliates (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Evaluation for Equity Method Investments in Affiliates
As described in Notes 1 and 10 to the consolidated financial statements, the Company’s equity method investments in affiliates balance was $2,074.8 million as of December 31, 2020. Management periodically evaluates its equity method investments in affiliates for impairment by performing assessments to determine if fair value may have declined below related carrying value for a period that they consider to be other-than-temporary. In the first and fourth quarters of 2020, management concluded that due to declines in assets under management and reductions in projected growth that there were $140.0 million and $45.0 million impairments, respectively, to reduce the carrying value of an affiliate to fair value. The fair value of the investment was determined using probability-weighted discounted cash flow analyses that require assumptions such as growth rates of assets under management, client attrition, asset and performance based fee rates, expenses, tax benefits, tax rates and discount rates.
The principal considerations for our determination that performing procedures relating to the impairment evaluation for equity method investments in affiliates is a critical audit matter are; (i) the significant judgment by management to evaluate the significant assumptions used in the discounted cash flow analyses to determine the fair value of the investment which was used to determine the amount that fair value had declined below its related carrying value for a period considered to be other-than-temporary, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures related to the growth rates of assets under management and discount rates used in the impairment evaluation, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment evaluation for equity method investments in affiliates, including controls over the discounted cash flow analysis and significant assumptions used to determine the fair value of equity method investments in affiliates. These procedures also included, among others, testing management’s process for determining the fair value of its equity method investments in affiliates, including evaluating the appropriateness of the discounted cash flow analysis, testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis, and evaluating the reasonableness of the significant assumptions used by management in developing the fair value measurement, related to the growth rates of assets under management and discount rates. Evaluating the reasonableness of the growth rates of assets under management involved considering (i) the consistency with external market and industry data, (ii) the consistency with past performance of the affiliate, and (iii) whether the growth rates were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates used to determine whether the fair value of the equity method investment had declined below its carrying value for a period considered to be other-than-temporary.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 2021

We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2018	2019	2020
Consolidated revenue	$2,378.4	$2,239.6	$2,027.5

Consolidated expenses:
Compensation and related expenses	987.2	943.0	883.7
Selling, general and administrative	417.7	376.8	321.4
Intangible amortization and impairments	114.8	144.5	140.5
Interest expense	80.6	76.2	92.3
Depreciation and other amortization	22.0	21.3	19.1
Other expenses (net)	69.7	57.0	52.8
Total consolidated expenses	1,692.0	1,618.8	1,509.8

Equity method loss (net)	(0.2)	(338.0)	(43.4)

Investment and other income	27.4	25.2	34.1
Income before income taxes	713.6	308.0	508.4

Income tax expense	181.3	2.9	81.4
Net income	532.3	305.1	427.0

Net income (non-controlling interests)	(288.7)	(289.4)	(224.8)
Net income (controlling interest)	$243.6	$15.7	$202.2

Average shares outstanding (basic)	53.6	50.5	46.5
Average shares outstanding (diluted)	53.8	50.6	46.7

Earnings per share (basic)	$4.55	$0.31	$4.34
Earnings per share (diluted)	$4.52	$0.31	$4.33
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2018	2019	2020
Net income	$532.3	$305.1	$427.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(102.1)	10.9	15.2
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.1)	1.7	(1.5)
Other comprehensive income (loss), net of tax	(102.2)	12.6	13.7
Comprehensive income	430.1	317.7	440.7
Comprehensive income (non-controlling interests)	(273.7)	(301.8)	(228.0)
Comprehensive income (controlling interest)	$156.4	$15.9	$212.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2019	2020
Assets
Cash and cash equivalents	$539.6	$1,039.7
Receivables	417.1	421.6
Investments in marketable securities	59.4	74.9
Goodwill	2,651.7	2,661.4
Acquired client relationships (net)	1,182.0	1,048.8
Equity method investments in Affiliates (net)	2,195.6	2,074.8
Fixed assets (net)	92.3	79.6
Other investments	211.8	257.2
Other assets	304.0	230.9
Total assets	$7,653.5	$7,888.9
Liabilities and Equity
Payable and accrued liabilities	$634.6	$712.4
Debt	1,793.8	2,312.1
Deferred income tax liability (net)	450.2	423.4
Other liabilities	359.1	452.2
Total liabilities	3,237.7	3,900.1
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	916.7	671.5
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2019 and 2020)	0.6	0.6
Additional paid-in capital	707.2	728.9
Accumulated other comprehensive loss	(108.8)	(98.3)
Retained earnings	3,819.8	4,005.5
	4,418.8	4,636.7
Less: Treasury stock, at cost (10.4 shares in 2019 and 14.5 shares in 2020)	(1,481.3)	(1,857.0)
Total stockholders' equity	2,937.5	2,779.7
Non-controlling interests	561.6	537.6
Total equity	3,499.1	3,317.3
Total liabilities and equity	$7,653.5	$7,888.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2017	$0.6	$808.6	$(21.8)	$3,698.5	$(663.7)	$756.3	$4,578.5
Net income	—	—	—	243.6	—	288.7	532.3
Other comprehensive loss, net of tax	—	—	(87.2)	—	—	(15.0)	(102.2)
Share-based compensation	—	44.7	—	—	—	—	44.7
Common stock issued under share-based incentive plans	—	(11.6)	—	—	6.6	—	(5.0)
Shares repurchases	—	—	—	—	(489.5)	—	(489.5)
Dividends ($1.20 per share)	—	—	—	(65.3)	—	—	(65.3)
Issuance costs and other	—	(0.5)	—	—	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	16.7	—	—	—	39.7	56.4
Issuances	—	(6.8)	—	—	—	14.3	7.5
Repurchases	—	15.3	—	—	—	(9.0)	6.3
Changes in redemption value of Redeemable non-controlling interests	—	(30.8)	—	—	—	—	(30.8)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(44.8)	(44.8)
Capital contributions and other	—	—	—	—	—	17.8	17.8
Distributions to non-controlling interests	—	—	—	—	—	(370.5)	(370.5)
December 31, 2018	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
Impact of adoption of new accounting standard (ASU 2018-02)	—	—	—	(6.6)	—	—	(6.6)
Net income	—	—	—	15.7	—	289.4	305.1
Other comprehensive income, net of tax	—	—	0.2	—	—	12.4	12.6
Share-based compensation	—	49.9	—	—	—	—	49.9
Common stock issued under share-based incentive plans	—	(34.0)	—	—	28.6	—	(5.4)
Shares repurchases	—	2.5	—	—	(363.3)	—	(360.8)
Dividends ($1.28 per share)	—	—	—	(66.1)	—	—	(66.1)
Issuance costs and other	—	0.1	—	—	—	—	0.1
Affiliate equity activity:
Affiliate equity compensation	—	9.6	—	—	—	30.9	40.5
Issuances	—	(3.7)	—	—	—	14.9	11.2
Repurchases	—	13.2	—	—	—	(10.3)	2.9
Changes in redemption value of Redeemable non-controlling interests	—	(166.0)	—	—	—	—	(166.0)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(105.0)	(105.0)
Capital contributions and other	—	—	—	—	—	(0.3)	(0.3)
Distributions to non-controlling interests	—	—	—	—	—	(347.9)	(347.9)
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1

Net income	—	—	—	202.2	—	224.8	427.0
Other comprehensive income, net of tax	—	—	10.5	—	—	3.2	13.7
Share-based compensation	—	67.4	—	—	—	—	67.4
Common stock issued under share-based incentive plans	—	(40.9)	—	—	34.4	—	(6.5)
Shares repurchases	—	(19.9)	—	—	(410.1)	—	(430.0)
Dividends ($0.35 per share)	—	—	—	(16.5)	—	—	(16.5)
Issuance costs and other	—	—	—	—	—	—	—
Affiliate equity activity:
Affiliate equity compensation	—	20.9	—	—	—	30.9	51.8
Issuances	—	(5.1)	—	—	—	25.2	20.1
Repurchases	—	58.7	—	—	—	(14.5)	44.2
Changes in redemption value of Redeemable non-controlling interests	—	(59.4)	—	—	—	—	(59.4)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	7.8	7.8
Capital contributions and other	—	—	—	—	—	4.9	4.9
Distributions to non-controlling interests	—	—	—	—	—	(306.3)	(306.3)
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2018	2019	2020
Cash flow from (used in) operating activities:
Net income	$532.3	$305.1	$427.0
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	114.8	144.5	140.5
Depreciation and other amortization	22.0	21.3	19.1
Deferred income tax expense (benefit)	51.9	(55.8)	26.8
Equity method loss (net)	0.2	338.0	43.4
Distributions of earnings received from equity method investments	466.3	252.4	236.8
Share-based compensation and Affiliate equity expense	101.1	90.4	119.2
Other non-cash items	(2.7)	(17.7)	(3.0)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(190.8)	(42.3)	(110.1)
Sales of securities by consolidated Affiliate sponsored investment products	49.6	16.5	99.6
Decrease (increase) in receivables	14.4	(15.8)	1.1
(Increase) decrease in other assets	(11.7)	(51.4)	73.1
Decrease in payables, accrued liabilities and other liabilities	(6.8)	(56.1)	(64.2)
Cash flow from operating activities	1,140.6	929.1	1,009.3
Cash flow from (used in) investing activities:
Investments in Affiliates	(7.3)	(162.3)	(44.5)
Divestments of Affiliates	—	117.7	—
Purchase of fixed assets	(18.7)	(9.6)	(8.5)
Purchase of investment securities	(40.8)	(43.1)	(47.7)
Sale of investment securities	48.6	72.9	47.0
Cash flow used in investing activities	(18.2)	(24.4)	(53.7)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes and junior subordinated notes	1,150.0	470.7	874.8
Repayments of senior bank debt	(1,180.6)	(510.0)	(350.0)
Repurchase of common stock (net)	(496.1)	(356.1)	(335.1)
Dividends paid on common stock	(64.4)	(65.3)	(16.8)
Distributions to non-controlling interests	(370.5)	(347.9)	(306.3)
Affiliate equity (repurchases) / issuances (net)	(113.7)	(135.5)	(294.9)
Subscriptions to consolidated Affiliate sponsored investment products, net of redemptions	132.8	19.0	12.9
Other financing items	(40.6)	(9.6)	(40.0)
Cash flow used in financing activities	(983.1)	(934.7)	(455.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10.1)	8.7	2.1
Net increase (decrease) in cash and cash equivalents	129.2	(21.3)	502.3
Cash and cash equivalents at beginning of period	439.5	565.5	539.6
Effect of deconsolidation of Affiliates and Affiliate sponsored investment products	(3.2)	(4.6)	(2.2)
Cash and cash equivalents at end of period	$565.5	$539.6	$1,039.7
Supplemental disclosure of cash flow information:
Interest paid	$76.9	$84.1	$88.3
Income taxes paid (refunds received), net	160.2	102.7	(12.4)
Lease liabilities paid	—	35.4	39.1
Supplemental disclosure of non-cash investing and financing activities:
Payables recorded for Affiliate equity repurchases	36.2	19.8	22.0
Payables recorded for share repurchases	6.9	10.6	105.6
Payables recorded for contingent payment arrangements	—	—	40.0
Payables recorded for investments in Affiliates	—	—	69.2
Stock issued upon vesting of restricted stock units	4.7	32.7	35.6
Stock received for tax withholdings on share-based payments	14.7	6.4	6.7
Right-of-use assets obtained in exchange for new operating leases	—	189.7	24.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Summary of Significant Accounting Policies
(a)Organization and Nature of Operations
Affiliated Managers Group, Inc. (the “Company”) is a leading partner to independent active investment management firms globally. AMG’s strategy is to generate long-term value by investing in a diverse array of partner-owned investment firms, referred to as “Affiliates.” The Company’s Affiliates provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. The Company operates in one segment, global asset management.
Each of the Company’s Affiliates operates through distinct legal entities, which affords the Company the flexibility to design a separate operating agreement for each Affiliate. Each operating agreement reflects the specific terms of the Company’s economic participation in the Affiliate, which, in each case, uses a “structured partnership interest.”
For a majority of Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to the Company and Affiliate management, while using the remainder of its revenue for operating expenses and for additional distributions to Affiliate management. The Company and Affiliate management, therefore, participate in any increase or decrease in revenue and only Affiliate management participates in any increase or decrease in expenses. Under these structured partnership interests, the Company’s contractual share of revenue generally has priority over distributions to Affiliate management. For other Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows the Company to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes the Company to any decrease in revenue or any increase in such expenses. The degree of the Company’s exposure to expenses from these structured partnership interests varies by Affiliate and includes Affiliates in which the Company fully shares in the expenses of the business.
(b)Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All dollar amounts, except per share data in the text and tables herein, are stated in millions unless otherwise indicated. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
(c)Principles of Consolidation
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
The Company consolidates VREs when it has control over significant operating, financial, and investing decisions of the entity. When the Company lacks such control, but is deemed to have significant influence, the Company accounts for the VRE under the equity method. Other investments in which the Company does not have rights to exercise significant influence are recorded at fair value on the Consolidated Balance Sheets, with changes in fair value included in Investment and other income on the Consolidated Statements of Income.

The Company consolidates VIEs when it is the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Substantially all of the Company’s consolidated Affiliates considered VIEs are controlled because the Company holds a majority of the voting interests or it is the managing member or general partner. Furthermore, an Affiliate’s assets can be used for purposes other than the settlement of the respective Affiliate’s obligations. The Company applies the equity method of accounting to VIEs where the Company is not the primary beneficiary, but has the ability to exercise significant influence over operating and financial matters of the VIE. See Note 5.
Investments in Affiliates
Substantially all of the Company’s Affiliates are considered VIEs and are either consolidated or accounted for under the equity method. A limited number of the Company’s Affiliates are considered VREs and most of these are accounted for under the equity method.
When an Affiliate is consolidated, the portion of the earnings attributable to Affiliate management’s equity ownership is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed earnings attributable to Affiliate managements’ equity ownership, along with their share of any tangible or intangible net assets, are presented within Non-controlling interests on the Consolidated Balance Sheets. Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests on the Consolidated Balance Sheets. The Company periodically issues, sells, and repurchases the equity of its consolidated Affiliates. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included in Additional paid-in capital on the Consolidated Balance Sheets, net of any related income tax effects in the period the transaction occurs.
When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Equity method loss (net) in the Consolidated Statements of Income and the carrying value of the Affiliate is reported in Equity method investments in Affiliates (net) in the Consolidated Balance Sheets. Deferred taxes recorded on intangible assets upon acquisition of an Affiliate accounted for under the equity method are presented on a gross basis within Equity method investments in Affiliates (net) and Deferred income tax liability (net) in the Consolidated Balance Sheets. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded in Income tax expense in the Consolidated Statements of Income.
The Company periodically performs assessments to determine if fair value of an investment may have declined below its related carrying value for its Affiliates accounted for under the equity method for a period that the Company considers to be other-than temporary. Where the Company believes that such declines may have occurred, the Company determines the amount of impairment using valuation methods, such as discounted cash flow analyses. Impairments are recorded as an expense in Equity method loss (net) to reduce the carrying value of the Affiliate to its fair value.
Affiliate Sponsored Investment Products
The Company’s Affiliates sponsor various investment products where they also act as the investment adviser. These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its Affiliates.
Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset and performance based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products. As a result, the Company does not generally consolidate these products unless the Company’s or its consolidated Affiliates’ interest in the product is considered substantial. When the Company’s or its consolidated Affiliates’ interests are considered substantial and the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets, with corresponding changes in the investments’ fair values included in Investment and other income. Purchases and sales of securities are presented within purchases and sales by consolidated Affiliate sponsored investment products in the Consolidated Statements of Cash Flows and the third-party investors’ interest is recorded in Redeemable non-controlling interests. When the Company or its consolidated Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)Cash and Cash Equivalents
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
(e)Receivables
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
(f)Investments in Marketable Securities
Realized and unrealized gains or losses on investments in marketable securities are reported within Investment and other income. Realized gains and losses are recorded on the trade date on a specific identified basis, except for consolidated Affiliate sponsored investment products, which use an average cost basis.
(g)Fair Value Measurements
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
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and
Level 3 - Prices that reflect the Company’s own assumptions concerning unobservable inputs to the valuation model. In these valuation models, the Company is required to make judgments about growth rates of assets under management, client attrition, asset and performance based fee rates, and expenses. These valuation models also require judgments about tax benefits, credit risk, interest rates, tax rates, discount rates, and discounts for lack of marketability. These inputs require significant management judgment and reflect the Company’s assumptions that the Company believes market participants would use in pricing the asset or liability.
(h)Acquired Client Relationships and Goodwill
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has determined that certain of its acquired client relationships meet the criteria to be considered definite-lived assets, including investment advisory contracts between its Affiliates and their underlying investors, and are amortized over their expected period of economic benefit. The expected period of economic benefit of definite-lived acquired client relationships is a judgment based on the historical and projected attrition rates of each Affiliate’s existing clients, and other factors that may influence the expected future economic benefit the Company will derive from these relationships. The expected lives of definite-lived acquired client relationships are analyzed annually or more frequently whenever events or circumstances have occurred that indicate the expected period of economic benefit may no longer be appropriate.
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
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized. Goodwill is not amortized, but is instead reviewed for impairment. The Company performs an impairment assessment annually or more frequently whenever events or circumstances occur indicating that the carrying value of its single reporting unit is in excess of its fair value. In this assessment, the Company typically measures the fair value of its reporting unit using various qualitative and quantitative factors (including the Company’s market capitalization and market multiples for asset management businesses). If a potential impairment is more-likely-than-not, then the Company will perform a single step assessment with any excess of carrying value over fair value recorded as an expense in Intangible amortization and impairments.
(i)Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from two years to ten years. Computer software developed or obtained for internal use is amortized over the estimated useful life of the software, generally two years to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Buildings are amortized over their expected useful lives, generally not to exceed 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land and artwork are not depreciated; artwork is included in Other assets on the Consolidated Balance Sheets.
(j)Leases
Leases are classified as either operating leases or finance leases. The Company and its Affiliates currently lease office space and equipment primarily under operating lease arrangements.  As these leases expire, it is expected that, in the normal course of business, they will be renewed or replaced.  Whether a lease is classified as an operating lease or a finance lease, the Company and its Affiliates must record a right-of-use asset and a lease liability at the commencement date of the lease, other than for leases with an initial term of 12 months or less. As permitted under Accounting Standard Update (“ASU”) 2016-02 Leases (and related ASUs), the Company and its Affiliates elect not to record short-term leases with an initial lease term less than 12 months on the Company’s Consolidated Balance Sheets. Right-of-use assets and lease liabilities are reported in Other assets and Other liabilities, respectively, on the Consolidated Balance Sheets. A lease liability is initially and subsequently reported at the present value of the outstanding lease payments determined by discounting those lease payments over the remaining lease term using the incremental borrowing rate of the legal entity entering into the lease as of the commencement date.  A right-of-use asset is initially reported at the present value of the corresponding lease liability plus any prepaid lease payments and initial direct costs of entering into the lease, and reduced by any lease incentives. Subsequently, a right-of-use asset is reported at the present value of the lease liability adjusted for any prepaid or accrued lease payments, remaining balances of any lease incentives received, unamortized initial direct costs of entering into the lease and any impairments of the right-of-use asset.  The Company and its Affiliates test for possible impairments of right-of-use assets annually or more frequently whenever events or changes in circumstances indicate that the carrying value of a right-of-use asset may exceed its fair value.  If the carrying value of the right-of-use asset exceeds its fair value, then the carrying value of the right-of-use asset is reduced to its fair value and the expense is recorded in Other expenses (net) on the Consolidated Statements of Income. Subsequent to an impairment, the carrying value of the right-of-use asset is amortized on a straight-line basis over the remaining lease term.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(k)Issuance Costs
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
(l)Derivative Financial Instruments
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
If the Company’s or its Affiliates’ derivative financial instruments qualify as cash flow or net investment hedges, the effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss) as a separate component of stockholders’ equity and reclassified to earnings with the hedged item. The Company assesses hedge effectiveness on a quarterly basis. For interest rate swaps designated as cash flow hedges, we use a qualitative method of assessing hedge effectiveness by comparing the notional amount, timing of payments, and interest rates of the swap to the interest payments hedged. If the qualitative assessment indicates ineffectiveness, then we perform a quantitative assessment which is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item. For net investment hedges, hedge effectiveness is measured using the spot rate method. For fair value hedges, the entire change in the fair value of the hedging instrument is presented within earnings with the hedged item, unless the changes in fair value are not equal, which would result in hedge ineffectiveness which is presented within Investment and other income. Changes in the fair values of cash flow hedges are reported in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income. Upon termination of cash flow hedges, any gain or loss recognized will be reclassified into earnings. Changes in the fair values of the effective net investment hedges are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. Upon the sale or liquidation of the underlying investment, any gain or loss remaining in Accumulated other comprehensive loss will be reclassified to earnings.
Changes in fair value of a hedging instrument that are excluded from the assessment of hedge effectiveness, also known as excluded components, are recorded in earnings and amortized on a straight-line basis over the respective period of the contracts as a reduction to Interest expense.
(m)Revenue Recognition
Consolidated revenue primarily represents asset and performance based fees earned by the Company and its Affiliates for managing the assets of clients. Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services. Investment management, broker-dealer, and administrative services are performed and consumed simultaneously and, therefore, the Company recognizes these asset based fees ratably over time. Substantially all the Company’s asset based fees for services are based on the value of client assets over time, which are typically determined using observable market data. Services may be invoiced in advance or in arrears and are

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payable upon receipt. Any asset based fees collected in advance are deferred and recognized as the services are performed and consumed. Consolidated revenue recognized by the Company is adjusted for any expense reimbursement arrangements.
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
The Company and its Affiliates have contractual arrangements with third parties to provide distribution-related services. Fees received and expenses incurred under these arrangements are primarily based on the value of client assets over time. Distribution-related fees are presented within Consolidated revenue gross of any related expenses when the Company and its Affiliates are the principal in their role as primary obligor under their distribution-related services arrangements. Distribution-related expenses are presented within Selling, general and administrative expenses in the Consolidated Statements of Income.
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
(n)Contingent Payment Arrangements
The Company periodically enters into contingent payment arrangements in connection with its investments in Affiliates. In these arrangements, the Company agrees to pay additional consideration to the sellers to the extent that certain specified financial targets are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time the investment in an Affiliate is consummated and records a liability in Other liabilities. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company’s expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Gains and losses resulting from changes to expected payments are included in Other expenses (net) and the accretion of these obligations to their expected payment amounts are included in Interest expense. For Affiliates accounted for under the equity method of accounting, the Company records a liability in Payables and accrued liabilities when a payment becomes probable, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates (net).
(o)Income Taxes
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(p)Foreign Currency Translation
Assets and liabilities denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expenses denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the relevant period. Because of the long-term nature of the Company’s investments in its Affiliates, net translation exchange gains and losses resulting from foreign currency translation are recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity on the Consolidated Balance Sheets. Foreign currency transaction gains and losses are included in Investment and other income.
(q)Concentration of Credit Risk
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
(r)Earnings Per Share
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
The Company had share-based compensation awards outstanding during the periods presented with vesting provisions subject to certain performance conditions. These awards are excluded from the calculation of Earnings per share (diluted) if the performance condition has not been met as of the end of the reporting period.
(s)Share-Based Compensation Plans
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
(t)Recent Accounting Developments
Effective January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments issued by the Financial Accounting Standards Board (“FASB”). The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity. The standard is effective for interim and annual periods beginning after December 15, 2021 for the Company and its consolidated Affiliates, and is effective for interim and annual periods beginning after December 15, 2023 for the Company’s Affiliates accounted for under the equity method. This standard requires use of the if-converted method for convertible instruments and the inclusion of instruments where the Company has an option to settle in cash or shares in its calculation of Earnings per share (diluted). The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2020, the FASB extended the effective date of ASU 2016-02, Leases for the Company’s Affiliates accounted for under the equity method. After the extension, ASU 2016-02 is effective for annual periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022. The Company does not expect the adoption of this standard by its equity method investments to have a significant impact on its Consolidated Financial Statements.
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
2.Investments in Marketable Securities
The following is a summary of the cost, gross unrealized gains, unrealized losses, and fair value of Investments in marketable securities:

	December 31,
	2019	2020
Cost	$57.9	$69.4
Unrealized gains	2.1	5.5
Unrealized losses	(0.6)	(0.0)
Fair value	$59.4	$74.9
As of December 31, 2019 and 2020, Investments in marketable securities include consolidated Affiliate sponsored investment products with fair values of $38.1 million and $52.3 million, respectively.
3.Other Investments
    Other investments consist of investments in funds advised by the Company’s Affiliates that are carried at NAV as a practical expedient and investments without readily determinable fair values. The income or loss related to these investments is recorded in Investment and other income.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor investment products in which the Company and its consolidated Affiliates may make general partner and seed capital investments. The Company uses the NAV of these investments as a practical expedient for their fair values. The following table summarizes the fair values of these investments and any related unfunded commitments:

	December 31, 2019		December 31, 2020
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$203.3	$127.2	$235.4	$122.2
Investments in other strategies(2)	8.5	—	8.0	—
Total(3)	$211.8	$127.2	$243.4	$122.2
__________________________
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
(2)These are multi-disciplinary funds that invest across various asset classes and strategies, including equity, credit, and real estate. Investments are generally redeemable on a daily, monthly or quarterly basis.
(3)Fair value attributable to the controlling interest was $137.6 million and $164.4 million as of December 31, 2019 and 2020, respectively.
As of December 31, 2019 and 2020, the Company held investments without readily determinable fair values of zero and $13.8 million, respectively. The carrying value of these investments included an upward adjustment of $5.3 million based on an observable price change during the fourth quarter of 2020.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2019
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$59.4	$24.4	$35.0	$—
Derivative financial instruments(1)	7.9	—	7.9	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$19.8	$—	$—	$19.8
Derivative financial instruments	1.0	—	1.0	—

		Fair Value Measurements
	December 31, 2020
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$74.9	$25.7	$49.2	$—
Derivative financial instruments(1)	3.5	—	3.5	—
Financial Liabilities(2)
Affiliate equity repurchase obligations	$22.0	$—	$—	$22.0
Derivative financial instruments	4.2	—	4.2	—
__________________________
(1)Amounts are presented within Other assets.
(2)Amounts are presented within Other liabilities.
Level 3 Financial Assets and Liabilities
The following table presents the changes in level 3 assets and liabilities for Affiliate equity repurchase obligations:

	For the Years Ended December 31,
	2019	2020
Balance, beginning of period	$36.2	$19.8
Net realized and unrealized (gains) losses(1)	0.1	(4.3)
Purchases and issuances(2)	118.6	310.6
Settlements and reductions	(135.1)	(304.1)
Balance, end of period	$19.8	$22.0

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$—	$—
__________________________
(1)Accretion expense for these arrangements and obligations is recorded in Interest expense.

(2)Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s recurring level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2019			December 31, 2020
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Affiliate equity repurchase obligations	Discounted cash flow	Growth rates(2)	$19.8	(9)% - 7%	5%	$22.0	(5)% - 8%	3%
		Discount rates		14% - 17%	15%		14% - 16%	15%
__________________________
(1)Calculated by comparing the relative fair value of an obligation to its respective total.

(2)Represents growth rates of asset and performance based fees.
Affiliate equity repurchase obligations include agreements to repurchase Affiliate equity. As of December 31, 2020, there were no changes to growth or discount rates that had a significant impact to Affiliate equity repurchase obligations recorded in prior periods.
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
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2019		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$746.8	$797.4	$1,097.3	$1,206.6	Level 2
Junior convertible securities	315.4	415.7	318.4	427.6	Level 2
Junior subordinated notes	290.7	327.7	565.7	623.1	Level 2
5.Investments in Affiliates and Affiliate Sponsored Investment Products
Investments in Affiliates
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
Substantially all of the Company’s consolidated Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2019		December 31, 2020
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,141.4	$1,843.0	$1,384.2	$1,962.1
As of December 31, 2019 and 2020, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,195.6 million and $2,074.8 million, respectively, including Affiliates accounted for under the equity method considered VREs of $352.6 million and $112.7 million, respectively.
Affiliate Sponsored Investment Products

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s carrying value, and maximum exposure to loss from unconsolidated Affiliate sponsored investment products is its, or its consolidated Affiliates’, interest in the unconsolidated net assets of the respective products. The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2019		December 31, 2020
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,282.1	$0.9	$2,378.2	$0.9
6.Debt
The following table summarizes the Company’s Debt:

	December 31,
	2019	2020
Senior bank debt	$449.7	$349.8
Senior notes	743.8	1,091.9
Junior convertible securities	310.6	314.0
Junior subordinated notes	289.7	556.4
Debt	$1,793.8	$2,312.1
The Company’s senior notes, junior convertible securities, and junior subordinated notes are carried at amortized cost. Unamortized discounts and debt issuance costs are presented within the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt. As of December 31, 2020, Debt with a par value of $400.0 million and $350.0 million matures in 2024 and 2025, respectively.
Senior Bank Debt
The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility and a $350.0 million senior unsecured term loan facility. The revolver matures on January 18, 2024, and the term loan, as amended, matures on January 18, 2026. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. As of December 31, 2020, the interest rate for the Company’s outstanding borrowings under the credit facilities was LIBOR plus 0.875%.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions and fundamental corporate changes, and certain customary events of default.
As of December 31, 2019 and 2020, the Company had no outstanding borrowings under the revolver. As of December 31, 2019 and 2020, the Company had outstanding borrowings under the term loan of $450.0 million and $350.0 million, respectively, and the weighted-average interest rate on outstanding borrowings was 2.66% and 1.02%, respectively. The Company pays commitment fees on the unused portion of its revolver. For the years ended December 31, 2019 and 2020, these fees amounted to $1.5 million.
On January 8, 2021, the Company amended and refinanced the term loan to adjust the marginal rate by 0.075% to 0.950% and to extend the maturity by three years from January 18, 2023 to January 18, 2026. The commercial terms of the term loan otherwise remained the same.
Senior Notes and Junior Subordinated Notes
As of December 31, 2020, the Company had senior notes and junior subordinated notes outstanding. The carrying value of the senior notes and junior subordinated notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the senior notes and junior subordinated notes were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes
Issue date	February 2014	February 2015	June 2020	March 2019	September 2020
Maturity date	February 2024	August 2025	June 2030	March 2059	September 2060
Par value (in millions)	$400.0	$350.0	$350.0	$300.0	$275.0
Stated coupon	4.25%	3.50%	3.30%	5.875%	4.750%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually	Quarterly(3)	Quarterly(3)
Potential call date	Any time(1)	Any time(1)	Any time(1)	March 2024(2)	September 2025(2)
Call price	As defined(1)	As defined(1)	As defined(1)	As defined(2)	As defined(2)
Listing	N.A.	N.A.	N.A.	NYSE	NYSE
__________________________
(1)The 2024, 2025 and 2030 senior notes may be redeemed, in whole or in part, at any time, in the case of the 2024 and 2025 senior notes, and at any time prior to March 15, 2030, in the case of the 2030 senior notes. In each case, the senior notes may be redeemed at a make-whole redemption price plus accrued and unpaid interest. The make-whole redemption price, in each case, is equal to the greater of 100% of the principal amount of the notes to be redeemed and the remaining principal and interest payments on the notes being redeemed (excluding accrued but unpaid interest to, but not including, the redemption date) discounted to their present value as of the redemption date at the applicable treasury rate plus 0.25%, in the case of the 2024 and the 2025 senior notes, and to their present value as of the redemption date on a semi-annual basis at the applicable treasury rate plus 0.40%, in the case of the 2030 senior notes.
(2)The 2059 and 2060 junior subordinated notes may be redeemed at any time, in whole or in part, on or after March 30, 2024, in the case of the 2059 junior subordinated notes, and on or after September 30, 2025, in the case of the 2060 junior subordinated notes. In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
(3)The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
As of December 31, 2020, the effective interest rates of the 2024, the 2025 and the 2030 senior notes were 4.42%, 3.66% and 3.39%, respectively. As of December 31, 2020, the effective interest rates of the 2059 and the 2060 junior subordinated notes were 5.90% and 4.83%, respectively.
Junior Convertible Securities
The following table summarizes the Company’s junior convertible trust preferred securities outstanding (the “junior convertible securities”). The carrying value and principal amount at maturity of the junior convertible securities were as follows:

	December 31, 2019		December 31, 2020
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
Junior convertible securities(1)	$315.4	$430.8	$318.4	$430.8
__________________________
(1)The carrying value is accreted to the principal amount at maturity over a remaining life of 17 years.
The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash. Holders of the junior convertible securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities, subject to the stock trading at or above certain specified levels over specified times periods, and may also

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase junior subordinated notes in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. The Company estimates that these deductions will generate annual deferred tax liabilities of approximately $9 million. Assuming no redemptions or repurchases, these deferred tax liabilities will be reclassified directly to stockholders’ equity if the Company’s common stock is trading above certain thresholds at the time of the conversion of the securities. If the Company redeems the securities or repurchases the notes at a price below such thresholds, all or a portion of these deferred tax liabilities may be reclassified to income taxes payable which is presented within Other liabilities. In August 2019, in accordance with the convertible securities indenture, the Company adjusted the conversion rate of the junior convertible securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share of common stock. The adjustment was the result of the Company’s cumulative declared dividends on its common stock since the prior adjustment. The Company may redeem the junior convertible securities if the closing price of its common stock exceeds $254.10 per share for 20 trading days in a period of 30 consecutive trading days.
7.Derivative Financial Instruments
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
In the first quarter of 2020, the Company entered into an interest rate swap contract (the “interest rate swap”) with a large financial institution (the “swap counterparty”), which will expire in March 2023. The interest rate swap, which is designated as a cash flow hedge, is used to exchange a portion of the Company’s LIBOR-based interest payments for fixed rate interest payments. Under the contract, the Company receives payments based on one month LIBOR and makes payments based on an annual fixed rate of 0.5135% on a notional amount of $250.0 million. The terms of the contract also require the Company and the swap counterparty to post cash collateral in certain circumstances throughout the duration of the contract. As of December 31, 2020, the Company held no cash collateral from the swap counterparty, and the swap counterparty held $2.2 million of cash collateral from the Company.
Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign currency exchange rate movements, which were not significant.

The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2019		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Forward contracts	$23.8	$(1.0)	$3.5	$(2.3)
Put options	—	(31.0)	—	—
Call options	15.1	—	—	—
Interest rate swap	—	—	—	(1.9)
Total	$38.9	$(32.0)	$3.5	$(4.2)

The forward and collar contracts entered into in 2018 included a set-off right and were therefore, presented on a net basis in Other assets; they were $5.7 million as of December 31, 2019. The Company and certain of its consolidated Affiliates have also entered into contracts that do not include set-off rights and are, therefore, presented on a gross basis in Other assets and

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other liabilities; they were $2.2 million and $1.0 million, respectively, as of December 31, 2019, and $3.5 million and $4.2 million, respectively, as of December 31, 2020.
The following table summarizes the effect of the derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Years Ended December 31,
	2019			2020
	Gain (Loss) Recorded in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Income into Earnings	Gain Recorded in Earnings from Excluded Components(1)	Gain (Loss) Recorded in Other Comprehensive Income (Loss)	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recorded in Earnings from Excluded Components(1)
Forward contracts	$(21.7)	$0.5	$13.9	$65.4	$0.6	$2.8
Put options	29.3	—	—	(47.7)	—	—
Call options	(19.0)	—	—	(1.3)	—	—
Interest rate swap	—	—	—	(1.9)	—	—
Total	$(11.4)	$0.5	$13.9	$14.5	$0.6	$2.8
__________________________
(1)The excluded components of the forward contracts were recognized in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense.
8.Commitments and Contingencies
From time to time, the Company and its Affiliates may be subject to claims, legal proceedings, and other contingencies in the ordinary course of their business activities. Any such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates. The Company and its Affiliates establish accruals, as necessary, for matters for which the outcome is probable and the amount of the liability can be reasonably estimated.
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2020, these unfunded commitments were $122.2 million and may be called in future periods.
In addition, as of December 31, 2020, the Company was contingently liable to make payments related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which, $37.5 million may become payable in 2022 and $77.5 million from 2023 through 2025. As of December 31, 2020, the Company expected to make payments of approximately $13 million. In the event certain financial targets are not met at one of the Company’s Affiliates, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
Affiliate equity interests provide holders at consolidated Affiliates with a conditional right to put their interests to the Company over time. See Note 18. In connection with one of the Company’s investments in an Affiliate accounted for under the equity method, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. As of December 31, 2020, the minority owner maintains a 14% ownership interest in the Affiliate. In the fourth quarter of 2020, the Company was notified by the minority owner that it may, after determining the fair market value of its interest, elect to sell a 5% ownership interest in the Affiliate to the Company. If the minority owner elects to sell this interest, the transaction is expected to close in the first half of 2021; however, the Company cannot currently predict the amount that may be paid to settle this commitment. If the minority owners sells its interest to the Company, then the Company will continue to account for the Affiliate under the equity method.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. Management is not aware of any significant violations of such requirements.
9.Goodwill and Acquired Client Relationships

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

	Goodwill
	2019	2020
Balance, beginning of period	$2,633.4	$2,651.7
Foreign currency translation	18.3	11.6
Other	—	(1.9)
Balance, end of period	$2,651.7	$2,661.4
As of September 30, 2020, the Company completed its impairment assessment on goodwill and no impairment was indicated.

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2018	$1,279.8	$(976.2)	$303.6	$1,006.3	$1,309.9
Intangible amortization and impairments	—	(93.4)	(93.4)	(51.1)	(144.5)
Foreign currency translation	5.1	(5.5)	(0.4)	17.0	16.6
Transfers(1)	(36.1)	36.1	—	—	—
Balance, as of December 31, 2019	$1,248.8	$(1,039.0)	$209.8	$972.2	$1,182.0
Intangible amortization and impairments	—	(69.8)	(69.8)	(70.7)	(140.5)
Foreign currency translation	3.5	(3.7)	(0.2)	7.5	7.3
Transfers(1)	(85.7)	85.7	—	—	—
Balance, as of December 31, 2020	$1,166.6	$(1,026.8)	$139.8	$909.0	$1,048.8
__________________________
(1)Transfers include acquired client relationships at Affiliates that were deconsolidated during the period.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense in Intangible amortization and impairments for these relationships of $114.4 million, $93.4 million and $55.3 million for the years ended December 31, 2018, 2019 and 2020, respectively. Based on relationships existing as of December 31, 2020, the Company estimates that its consolidated amortization expense will be approximately $30 million in each of 2021, 2022, and 2023, approximately $20 million in 2024 and approximately $10 million in 2025.
In the fourth quarter of 2019, the Company completed an impairment assessment of the indefinite-lived acquired client relationships at one of its Affiliates, and determined that the fair value of the asset had declined below its carrying value. Accordingly, the Company recorded an expense in Intangible amortization and impairments of $31.2 million attributable to the controlling interest ($35.0 million in aggregate) to reduce the carrying value of the asset to fair value. The decline in the fair value was a result of a projected decline in assets under management that decreased the forecasted revenue associated with the asset. The fair value of the asset was determined using a probability-weighted discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of (9)% for assets under management, discount rate of 14.5% for asset based fees, and a market participant tax rate of 25%. No other impairments of indefinite-lived acquired client relationships were indicated.
In addition, in the fourth quarter of 2019, the Company recorded an expense in Intangible amortization and impairments of $16.1 million attributable to the controlling interest and in aggregate to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of certain retail investment products on its U.S. retail distribution platform.
In the second quarter of 2020, the Company agreed with a consolidated Affiliate to strategically reposition their business and to sell its equity interest in the Affiliate. The Company recorded an expense in Intangible amortization and impairments of $32.8 million attributable to the controlling interest ($60.3 million in aggregate) to reduce the carrying value of the Affiliate’s acquired client relationships to zero as of June 30, 2020. In the third quarter of 2020, the Company sold its interest in the Affiliate and the Company recorded no significant gain or loss on the transaction.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the third quarter of 2020, the Company completed an impairment assessment of the indefinite-lived acquired client relationships at one of its Affiliates, and determined that the fair value of the asset had declined below its carrying value. Accordingly, the Company recorded an expense in Intangible amortization and impairments of $12.5 million attributable to the controlling interest ($14.0 million in aggregate) to reduce the carrying value of the asset to fair value. The decline in the fair value was a result of a projected decline in assets under management that decreased the forecasted revenue associated with the asset. The fair value of the asset was determined using a probability-weighted discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of (14)% for assets under management, discount rate of 15% for asset based fees, and a market participant tax rate of 25%.
In addition, in the third quarter of 2020, the Company recorded an expense in Intangible amortization and impairments of $7.4 million attributable to the controlling interest ($10.9 million in aggregate) to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of one of its Affiliate’s retail investment products.
As of December 31, 2020, no other impairments of indefinite-lived acquired client relationships were indicated. If financial markets become depressed for a prolonged period as a result of the novel coronavirus global pandemic (“COVID-19”) or other factors, the fair values of these assets could drop below their carrying values resulting in future impairments.
10.Equity Method Investments in Affiliates
In the first, third and fourth quarters of 2020, the Company completed minority investments in Comvest Partners, Inclusive Capital Partners LP and Jackson Square Partners LLC (“Jackson Square”), respectively. The majority of the consideration paid for Jackson Square is deductible for U.S. tax purposes over a 15 year life. The Company’s purchase price allocation for each investment was measured using financial models that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
The following table presents the change in Equity method investments in Affiliates (net):

	Equity Method Investments in Affiliates (Net)
	2019	2020
Balance, beginning of period	$2,791.0	$2,195.6
Earnings	289.4	288.6
Intangible amortization and impairments	(627.4)	(332.0)
Distributions of earnings	(252.4)	(236.8)
Foreign currency translation	(40.0)	5.1
Investments in Affiliates	162.3	128.7
Divestments of Affiliates	(117.7)	—
Other	(9.6)	25.6
Balance, end of period	$2,195.6	$2,074.8
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recorded amortization expense for these relationships of $97.5 million, $142.4 million and $147.0 million for the years ended December 31, 2018, 2019 and 2020, respectively. Based on relationships existing as of December 31, 2020, the Company estimates the annual amortization expense attributable to its Affiliates will be approximately $120 million in 2021 and approximately $50 million in each of 2022, 2023, 2024 and 2025.
In the first quarter of 2019, the Company recorded a $415.0 million expense to reduce the carrying value of an Affiliate to fair value. In March 2019, the Company concluded that the growth expectations of the Affiliate had declined and determined that the estimated fair value of the Affiliate had also declined meaningfully. Therefore, the Company performed a valuation to determine whether the fair value of the Affiliate had declined below its carrying value. The fair value of the investment was determined using a probability-weighted discounted cash flow analysis, a level 3 fair value measurement, that included a projected compounded asset based fee growth over the first five years of (13)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the probability-weighted discounted

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary. In October 2019, the Company sold its interest in the Affiliate.
In the third quarter of 2019, the Company recorded a $10.0 million expense to reduce the carrying value of an Affiliate to fair value. The fair value of the investment was determined using a probability-weighted discounted cash flow analysis, a level 3 fair value measurement, that included a projected growth rate of (20)%, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
In the fourth quarter of 2019, the Company recorded a $60.0 million expense to reduce the carrying value of an Affiliate to fair value. The decline in the fair value was a result of a decline in assets under management and a reduction in projected growth, which decreased the forecasted revenue associated with the investment. The fair value of the investment was determined using a discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of 9% for assets under management, discount rates of 11% and 20% for asset and performance based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
In the first and fourth quarters of 2020, the Company recorded expenses of $140.0 million and $45.0 million, respectively, to reduce the carrying value of an Affiliate to fair value. The decline in the fair values was a result of declines in assets under management and reductions in projected growth, which decreased the forecasted revenues associated with the investment. The fair values of the investment were determined using probability-weighted discounted cash flow analyses, level 3 fair value measurements that included projected compounded growth in assets under management over the first five years of (2)% and (5)% for the first and fourth quarters of 2020, respectively, discount rates of 11% for asset based fees, discount rates of 20% for performance based fees, and market participant tax rates of 25%. Based on the discounted cash flow analyses, the Company concluded that the fair value of its investment had declined below its carrying value at each of the respective measurement dates and that the decline was other-than-temporary.
For the year ended December 31, 2020, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no other impairments were indicated. If financial markets become depressed for a prolonged period as a result of COVID-19 or other factors, or the financial performance of an Affiliate worsens as a result of net client cash outflows or performance, regardless of the performance of financial markets, the fair values of these assets could drop below their carrying values for periods considered other than temporary, resulting in future impairments.
In connection with one of the Company’s investments in an Affiliate, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. In the second quarter of 2019, the minority owner sold a 5% ownership interest in the Affiliate to the Company for $25.7 million.
In the fourth quarter of 2020, the Company recorded a liability in Other liabilities of $40.0 million, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates (net), related to the achievement of specified financial targets by the Affiliate. This payment is expected to settle in 2022.
As of December 31, 2020, the Company was obligated to make payments related to an investment in an Affiliate accounted for under the equity method. The maximum the company is obligated to pay is $35.0 million in 2021 and $37.5 million in 2022.
The following table presents summarized financial information for Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2018	2019	2020
Revenue(1)	$3,231.7	$2,760.9	$2,659.7
Net income(1)	1,286.1	1,061.3	1,061.8

	December 31,
	2019	2020
Assets	$2,718.5	$2,958.9
Liabilities and Non-controlling interests	1,212.7	1,245.5
__________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)Revenue and net income include asset and performance based fees, the impact of consolidated sponsored investment products and investments in new Affiliates for the full-year, regardless of the date of the Company’s investment.
The Company’s share of undistributed earnings from equity method investments is recorded in Equity method investments in Affiliates (net) and was $170.6 million as of December 31, 2020.
11.Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements. For the year ended December 31, 2018, consolidated lease costs were $40.5 million. The following table presents total lease costs (net) for 2019 and 2020:

	For the Years Ended December 31,
	2019	2020
Operating lease costs	$41.7	$37.6
Short-term lease costs	2.1	0.8
Variable lease costs	0.1	0.0
Sublease income	(4.4)	(5.0)
Total lease costs (net)	$39.5	$33.4
For the years ended December 31, 2019 and 2020, new right-of-use assets obtained in exchange for lease liabilities were $26.1 million and $24.4 million, respectively. As of December 31, 2019 and 2020, the Company’s and its Affiliates’ weighted average operating lease term was eight years and seven years, respectively, and the weighted average operating lease discount rate was 4% as of both December 31, 2019 and 2020.
As of December 31, 2020, the maturities of lease liabilities were as follows:

Year	Operating Leases
2021	$40.5
2022	36.7
2023	32.0
2024	25.9
2025	21.3
Thereafter	59.6
Total undiscounted lease liabilities(1)	$216.0
__________________________
(1)Total undiscounted lease liabilities were $34.9 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting. Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.
In the fourth quarter of 2019, the Company recorded an $8.1 million expense to reduce the carrying value to fair value of certain of the Company’s right-of-use assets related to a reduction in leased office space. The fair values of the right-of-use assets were determined using a discounted cash flow analysis, a Level 3 fair value measurement that included market rental rates ranging from $13 to $68 per square foot (a weighted-average of $46 per square foot), weighted-average discount rates ranging from 3.3% to 5.5% and a market participant tax rate of 25%. In 2020, no impairments of right-of-use assets were indicated.
12.Fixed Assets

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fixed assets (net) consisted of the following:

	December 31,
	2019	2020
Buildings and leasehold improvements	$116.3	$116.5
Software	52.6	55.3
Equipment	43.0	44.3
Furniture and fixtures	21.3	21.0
Land, improvements and other	17.9	18.0
Fixed assets, at cost	251.1	255.1
Accumulated depreciation and amortization	(158.8)	(175.5)
Fixed assets (net)	$92.3	$79.6
13.Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2019	2020
Accrued compensation	$421.5	$400.0
Other	213.1	312.4
Payables and accrued liabilities	$634.6	$712.4
14.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $38.5 million and $35.4 million as of December 31, 2019 and 2020, respectively.
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
The Company has related party transactions in association with its contingent payment arrangements and Affiliate equity transactions, as more fully described in Notes 8, 10, 17 and 18.
15.Stockholders’ Equity
Common Stock
The Company is authorized to issue up to 150.0 million shares of voting common stock and 3.0 million shares of class B non-voting common stock.
The Company’s Board of Directors authorized share repurchase programs in October 2019 and January 2019 to repurchase up to 6.0 million and 3.3 million shares of its common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of December 31, 2020, the Company had repurchased all of the shares of the January 2019 program, and there were a total of 1.9 million shares available for repurchase under the Company’s October 2019 share repurchase program.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the Company’s share repurchase activity:

Year	Shares Repurchased	Average Price
2018	3.3	$150.31
2019	4.1	88.73
2020	5.0	86.35
Between January 1 and February 18, 2021, the Company repurchased 1.2 million shares of its common stock for $151.9 million, including shares repurchased in the open market, through a 10b5-1 trading plan, and pursuant to an accelerated share repurchase program.
Equity Distribution Program
The Company has equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2020, no sales had occurred under the equity distribution program.
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
16.Share-Based Compensation
Share-Based Incentive Plans
The Company has established various plans under which it is authorized to grant restricted stock, restricted stock units, stock options, and stock appreciation rights. The Company may also grant cash awards that can be notionally invested in one or more specified measurement funds, including the Company’s common stock. Awards granted under the Company’s share-based incentive plans typically participate in any dividends declared, but such amounts are deferred until delivery of the shares and are forfeitable if the requisite service is not satisfied. Dividends may accrue in cash or may be reinvested in the Company’s common stock.
Share-Based Compensation
The following table presents share-based compensation expense:

Year	Share-Based Compensation Expense	Tax Benefit
2018	$44.7	$11.2
2019	49.9	8.2
2020	67.4	10.3
The excess tax benefit (deficiency) recognized from share-based incentive plans was $0.7 million, $(3.2) million, and $(3.9) million, for the years ended December 31, 2018, 2019, and 2020, respectively.
As of December 31, 2019, the Company had unrecognized share-based compensation expense of $106.6 million. As of December 31, 2020, the Company had $86.2 million of unrecognized share-based compensation, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units—December 31, 2019	1.1	$123.70
Units granted	0.4	73.75
Units vested	(0.4)	141.67
Units forfeited	(0.0)	134.52
Performance condition changes	0.1	105.92
Unvested units—December 31, 2020	1.2	99.46
The Company granted restricted stock unit awards with fair values of $37.7 million, $59.7 million, and $31.8 million for the years ended December 31, 2018, 2019, and 2020, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
The total fair value of shares vested was $5.9 million, $18.9 million, and $24.1 million during the years ended December 31, 2018, 2019, and 2020, respectively. As of December 31, 2020, the Company had 3.3 million shares available for grant under its plans.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2019	2.3	$85.58
Options granted	0.2	74.31
Options exercised	(0.0)	86.78
Options forfeited	(0.0)	147.77
Performance condition changes	0.4	74.42
Unexercised options outstanding—December 31, 2020	2.9	82.14	5.1
Exercisable at December 31, 2020	0.4	126.95	1.7
The Company granted stock options with fair values of $1.0 million, $34.2 million, and $4.4 million for the years ended December 31, 2018, 2019, and 2020, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2019, and 2020 was $8.2 million, $0.2 million, and $0.0 million, respectively. The cash received for stock options exercised was $9.7 million, $0.9 million, and zero during the years ended December 31, 2018, 2019, and 2020, respectively. As of December 31, 2020, the intrinsic value of exercisable stock options outstanding was $0.5 million, and 1.2 million options were available for grant under the Company’s option plans.
The weighted average fair value of stock options was $48.64, $18.36, and $18.33, per option, for the years ended December 31, 2018, 2019, and 2020, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Years Ended December 31,
	2018	2019	2020
Dividend yield	0.8%	1.7%	1.6%
Expected volatility(1)	25.5%	29.4%	30.5%
Risk-free interest rate(2)	2.8%	1.5%	0.9%
Expected life of stock options (in years)(3)	5.7	5.7	5.7
Forfeiture rate	0.0%	0.0%	0.0%
__________________________
(1)Expected volatility is based on historical and implied volatility.
(2)Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.
(3)Expected life of options (in years) is based on the Company’s historical and expected exercise behavior.
17.Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the value of the Company’s Affiliate equity is presented within Non-controlling interests. Upon becoming redeemable, the value of these interests is reclassified and the current redemption value of these interests is presented as Redeemable non-controlling interests. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company receives a put notice, and, therefore, has an unconditional obligation to repurchase Affiliate equity interests, they are reclassified to Other liabilities.
The following table presents the changes in Redeemable non-controlling interests:

	Redeemable Non-controlling Interests
	2019	2020
Balance, beginning of period(1)	$833.7	$916.7
(Decreases) increases attributable to consolidated Affiliate sponsored investment products	(69.4)	13.8
Transfers to Other liabilities	(118.6)	(310.6)
Transfers from (to) Non-controlling interests	105.0	(7.8)
Changes in redemption value	166.0	59.4
Balance, end of period(1)	$916.7	$671.5
__________________________
(1)     As of December 31, 2019 and 2020, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $21.6 million and $35.4 million, respectively.
18.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to Affiliate equity holders (non-controlling interests) were $370.5 million, $347.9 million, and $306.3 million for the years ended December 31, 2018, 2019, and 2020, respectively.
Affiliate equity interests provide the Company a conditional right to call (on an annual basis following an Affiliate equity holder’s departure) and Affiliate equity holders have a conditional right to put their interests at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure). For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements. The purchase price of these conditional purchases are generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The Company,

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at its option, may pay for Affiliate equity purchases in cash, shares of its common stock or other forms of consideration, and can consent to the transfer of these interests to other individuals or entities.
The Company periodically repurchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and its officers. The amount of cash paid for repurchases was $120.0 million, $146.0 million, and $315.1 million for the years ended December 31, 2018, 2019, and 2020, respectively. The total amount of cash received for issuances was $6.3 million, $10.5 million, and $20.2 million for the years ended December 31, 2018, 2019, and 2020, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Years Ended December 31,
	2018	2019	2020
Controlling interest	$16.7	$9.6	$20.9
Non-controlling interests	39.7	30.9	30.9
Total	$56.4	$40.5	$51.8
The following table presents unrecognized Affiliate equity compensation expense:

Year	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2018	$38.7	5 years	$118.3	6 years
2019	40.9	4 years	124.6	6 years
2020	35.9	4 years	109.7	5 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period and other related transactions. The total receivable was $14.8 million and $9.6 million as of December 31, 2019 and 2020, respectively, and was included in Other assets. The total payable was $19.8 million and $22.0 million as of December 31, 2019 and 2020, respectively, and was included in Other liabilities.
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

	For the Years Ended December 31,
	2018	2019	2020
Net income (controlling interest)	$243.6	$15.7	$202.2
(Decrease) increase in controlling interest paid-in capital from Affiliate equity issuances	(5.0)	(3.1)	1.1
Decrease in controlling interest paid-in capital from Affiliate equity repurchases	(67.9)	(50.8)	(239.1)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$170.7	$(38.2)	$(35.8)
19.Benefit Plans

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees. Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service limits. The Company’s consolidated Affiliates generally have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, have their employees covered under the Company’s plan. In each case, the relevant Affiliate is able to make discretionary contributions for the benefit of its employees, as applicable, that are qualified plan participants, up to Internal Revenue Service limits. Consolidated expenses related to these plans were $20.8 million, $19.4 million, and $17.6 million for the years ended December 31, 2018, 2019, and 2020, respectively. The controlling interest’s portion of expenses related to these plans were $4.8 million, $3.6 million, and $3.0 million for the years ended December 31, 2018, 2019, and 2020, respectively.
20.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Years Ended December 31,
	2018	2019	2020
Controlling interest:
Current taxes	$117.2	$46.5	$44.6
Intangible-related deferred taxes	79.7	(51.3)	(9.9)
Other deferred taxes	(27.5)	(4.3)	34.8
Total controlling interest	169.4	(9.1)	69.5
Non-controlling interests:
Current taxes	$12.2	$12.2	$10.0
Deferred taxes	(0.3)	(0.2)	1.9
Total non-controlling interests	11.9	12.0	11.9
Income tax expense	$181.3	$2.9	$81.4
Income before income taxes (controlling interest)	$413.0	$6.6	$271.7
Effective tax rate (controlling interest)(1)	41.0%	(137.0)%	25.6%
__________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2018	2019	2020
Current:
Federal	$52.2	$(18.2)	$(9.6)
State	28.6	(8.8)	17.0
Foreign	48.6	85.7	47.2
Total current	129.4	58.7	54.6
Deferred:
Federal	$51.3	$(23.9)	$20.1
State	13.2	3.4	5.4
Foreign	(12.6)	(35.3)	1.3
Total deferred	51.9	(55.8)	26.8
Income tax expense	$181.3	$2.9	$81.4
For financial reporting purposes, Income before income taxes consisted of the following:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2018	2019	2020
Domestic	$637.3	$152.2	$446.1
International	76.3	155.8	62.2
Total	$713.6	$308.0	$508.3

The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

	For the Years Ended December 31,
	2018	2019	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.7	3.5	3.5
Foreign operations	1.3	(471.2)	(8.5)
Compensation plans	1.6	240.6	5.8
Changes in tax laws	—	—	3.0
Change in valuation allowances	0.0	(107.2)	6.9
Unrecognized tax benefits	0.5	420.4	(1.1)
Affiliate divestments	—	(120.4)	(6.2)
Reduction in carrying value of Affiliates	13.0	—	—
Changes in U.S. tax provision to return	(1.0)	(195.7)	0.8
Other	0.9	72.0	0.4
Effective tax rate (controlling interest)	41.0%	(137.0)%	25.6%
Effect of income from non-controlling interests	(15.6)	137.9	(9.6)
Effective tax rate	25.4%	0.9%	16.0%
The Company’s effective tax rate (controlling interest) in 2018 is higher than the marginal tax rate primarily due to a $240.0 million expense recorded to reduce the carrying value of one of the Company’s Affiliates to fair value for which the Company did not recognize an income tax benefit. The effective tax rate (controlling interest) in 2019 is lower than the marginal tax rate primarily due to lower Income before income taxes, as a result of increased Intangible amortization and impairments expense, and tax benefits related to an Affiliate divestment. The effective tax rate (controlling interest) in 2020 is not significantly different from the marginal tax rate.
Deferred income tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities. The significant components of the Company’s Deferred income tax liability (net) are as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2019	2020
Deferred Tax Assets
Deferred compensation	$13.8	$15.4
State loss carryforwards	15.9	17.0
Foreign loss carryforwards	17.7	19.7
Tax benefit of uncertain tax positions	27.4	26.3
Deferred income	3.0	—
Lease liabilities	12.3	10.0
Foreign tax credits	—	8.2
Other	2.6	—
Total deferred tax assets	92.7	96.6
Valuation allowance	(16.9)	(35.6)
Deferred tax assets, net of valuation allowance	$75.8	$61.0
Deferred Tax Liabilities
Intangible asset amortization	$(293.7)	$(235.6)
Non-deductible intangible amortization	(110.9)	(116.6)
Junior convertible securities interest	(91.6)	(99.3)
Right-of-use assets	(10.3)	(7.3)
Deferred income	—	(10.7)
Other	(4.1)	(8.5)
Total deferred tax liabilities	(510.6)	(478.0)
Deferred income tax liability (net)(1)	$(434.8)	$(417.0)
__________________________
(1)As of December 31, 2019 and 2020, foreign loss carryforwards of $17.7 million and $19.7 million, respectively, net of a $2.3 million and a $13.3 million valuation allowance, respectively, are presented within Other assets as they represent a net deferred tax asset in a foreign jurisdiction.
As of December 31, 2020, the Company had available state net operating loss carryforwards of $243.7 million, a majority of which will expire over ten years to 15 years. As of December 31, 2020, the Company had foreign loss carryforwards of $74.2 million, of which $64.6 million will expire over 11 years to 19 years and $9.6 million will carry forward indefinitely. As of December 31, 2020, the Company had foreign tax credit carryforwards of $8.2 million which will expire over eight years to ten years.
The Company believed it was more-likely-than-not that the benefit from certain state and foreign loss carryforwards and foreign tax credit carryforwards would not be fully realized, and, as of December 31, 2020, had valuation allowances of $14.1 million, $13.3 million, and $8.2 million on the state and foreign loss carryforwards and the foreign tax credit carryforwards, respectively. For the years ended December 31, 2019 and 2020, there was a $7.2 million reduction and an $18.7 million increase in the valuation allowances, respectively.
The Company’s estimates and assumptions regarding the realization of its state and foreign loss carryforwards do not contemplate certain changes in ownership of the Company’s stock which could limit the utilization of these carryforwards.
The Company does not provide for U.S. income taxes on the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries considered permanent in duration. Such amount would generally become taxable upon the repatriation of assets from, or a sale or liquidation of, the foreign subsidiaries. While a determination of the potential amount of unrecognized deferred U.S. income tax liability related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2020, the estimated amount of such difference was $317.1 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2018	2019	2020
Balance, beginning of period	$32.4	$33.1	$65.4
Additions based on current year tax positions	2.4	39.8	1.1
Additions based on prior years’ tax positions	8.4	3.2	1.7
Reduction for prior years’ tax positions	(2.0)	(3.5)	(0.4)
Lapse of the statute of limitations	(6.3)	(4.0)	(7.6)
Settlements	(1.3)	(0.4)	—
Foreign currency translation	(0.5)	(2.8)	3.3
Balance, end of period	$33.1	$65.4	$63.5
Included in the balance of unrecognized tax benefits as of December 31, 2018, 2019, and 2020 were $33.1 million, $65.4 million, and $63.5 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest). As of December 31, 2020, certain of these benefits, if realized, would be offset by the utilization of indirect tax benefits, for which the Company has accrued deferred tax assets of $26.3 million.
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. For the years ended December 31, 2018, 2019, and 2020, interest and penalties related to unrecognized tax benefits were $0.4 million, $8.4 million, and $0.8 million, respectively. As of December 31, 2019 and 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $10.5 million and $11.4 million, respectively.
The Company is subject to U.S. federal, state and local, and foreign income tax in multiple jurisdictions and is periodically subject to tax examinations in these jurisdictions. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local, or foreign taxing authorities for periods prior to 2016.
21.Earnings Per Share
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

	For the Years Ended December 31,
	2018	2019	2020
Numerator
Net income (controlling interest)	$243.6	$15.7	$202.2
Interest expense on junior convertible securities, net of taxes	—	—	—
Net income (controlling interest), as adjusted	$243.6	$15.7	$202.2
Denominator
Average shares outstanding (basic)	53.6	50.5	46.5
Effect of dilutive instruments:
Stock options and restricted stock units	0.2	0.1	0.2
Junior convertible securities	—	—	—
Average shares outstanding (diluted)	53.8	50.6	46.7
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and items that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2018	2019	2020
Stock options and restricted stock units	0.2	2.6	2.9
Junior convertible securities	2.2	2.2	2.2
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
22.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2018
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation loss	$(87.0)	$(15.1)	$(102.1)
Change in net realized and unrealized loss on derivative financial instruments	(0.1)	—	(0.1)
Other comprehensive loss	$(87.1)	$(15.1)	$(102.2)

	For the Year Ended December 31, 2019
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain (loss)	$(11.4)	$22.3	$10.9
Change in net realized and unrealized gain on derivative financial instruments	1.7	—	1.7
Other comprehensive income (loss)	$(9.7)	$22.3	$12.6

	For the Year Ended December 31, 2020
	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain (loss)	$25.5	$(10.3)	$15.2
Change in net realized and unrealized gain (loss) on derivative financial instruments	(1.9)	0.4	(1.5)
Other comprehensive income (loss)	$23.6	$(9.9)	$13.7
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2018	$(188.0)	$(0.5)	$(188.5)
Other comprehensive income before reclassifications	10.9	2.2	13.1
Amounts reclassified	—	(0.5)	(0.5)
Net other comprehensive income	10.9	1.7	12.6
Balance, as of December 31, 2019	$(177.1)	$1.2	$(175.9)
Other comprehensive income (loss) before reclassifications	15.2	(0.9)	14.3
Amounts reclassified	—	(0.6)	(0.6)
Net other comprehensive income (loss)	15.2	(1.5)	13.7
Balance, as of December 31, 2020	$(161.9)	$(0.3)	$(162.2)
In connection with the adoption of ASU 2018-02 in 2019, the Company elected to reclassify to Retained earnings $6.6 million of tax effects stranded in Accumulated other comprehensive loss as a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.
23.Geographic Information

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents Consolidated revenue and Fixed assets (net) of the Company by geographic location. For Affiliates, this information is primarily based on the location of the Affiliates’ headquarters.

	For the Years Ended December 31,
	2018	2019	2020
Consolidated revenue
United States	$1,611.7	$1,642.2	$1,524.0
United Kingdom	628.8	515.2	462.3
Other	137.9	82.2	41.2
Total	$2,378.4	$2,239.6	$2,027.5

	December 31,
	2019	2020
Fixed assets (net)
United States	$75.6	$64.2
United Kingdom	15.8	14.6
Other	0.9	0.8
Total	$92.3	$79.6

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2020	$16.9	$18.4	$0.3	$—	$35.6
2019	24.1	4.9	—	12.1	16.9
2018	24.1	0.6	—	0.6	24.1

Other Allowances(1)
Year Ending December 31,
2020	$4.1	$3.8	$—	$3.1	$4.8
2019	5.0	1.0	—	1.9	4.1
2018	3.6	6.4	—	5.0	5.0
__________________________
(1)Other allowances represented reserves on notes received in connection with transfers of our interests in certain Affiliates, as well as other receivable amounts, which we considered uncollectible. Deductions represented the reversal of such reserves upon collection of the amounts due.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2020 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2020) (the “Proxy Statement”), and is incorporated herein by reference.
Item 11.Executive Compensation
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions and Director Independence
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV
Item 15.Exhibits, Financial Statement Schedules
(a)(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	75

(3) Exhibits: See the Exhibit Index below and incorporated by reference herein.

Item 16.Form 10-K Summary
None.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 333-34679), filed October 29, 1997)
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005)
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 3, 2017)
3.5	Amended and Restated By-laws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
4.1	Specimen certificate for shares of common stock of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.3
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.6
Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.7
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.8
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 13, 2015)

4.9
Indenture, dated as of March 27, 2019, by and between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.10
First Supplemental Indenture related to the 5.875% Junior Subordinated Notes due 2059, dated as of March 27, 2019, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.11
Second Supplemental Indenture related to the 4.750% Junior Subordinated Notes due 2060, dated as of September 23, 2020, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed September 23, 2020)

4.12
Indenture for Senior Notes between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, dated as of June 5, 2020 (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed June 5, 2020)

4.13
First Supplemental Indenture related to the 3.300% Senior Notes due 2030, dated as of June 5, 2020, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed June 5, 2020)

4.14	Description of Registrant’s Securities*
10.1†
Affiliated Managers Group, Inc. Defined Contribution Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000)

10.2†	Affiliated Managers Group, Inc. Executive Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2015)
10.3†	Affiliated Managers Group, Inc. Amended and Restated 1997 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004)
10.4†	Amendment No. 1 to Affiliated Managers Group, Inc. 1997 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.5†	Affiliated Managers Group, Inc. Amended and Restated 2002 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004)
10.6†	Amendment No. 1 to Affiliated Managers Group, Inc. 2002 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.7†	Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
10.8†	Amendment No. 1 to Affiliated Managers Group, Inc. 2006 Stock Option and Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.9†
Affiliated Managers Group, Inc. Amended and Restated Long-Term Stock and Investment Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.10†	Affiliated Managers Group, Inc. Executive Retention Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005)
10.11†
Affiliated Managers Group, Inc. Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009)

10.12†	Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2010, LP (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed December 17, 2010)
10.13†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011)
10.14†	Amendment No. 1 to Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.15†
Affiliated Managers Group, Inc. Long-Term Equity Interests Plan 2011, LP (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (No. 001-13459), filed February 23, 2012)

10.16†
Affiliated Managers Group, Inc. Long-Term Equity Interests Plan, LP (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (No. 001-13459), filed February 22, 2013)

10.17†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.18†	Amendment No. 1 to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.19†	Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-240091), filed July 24, 2020)
10.20†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)

10.21†
Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.22†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2002 Stock Option Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.23†	Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.24†
Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)

10.25†
Form of Affiliated Managers Group, Inc. Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.26†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan*
10.27†
Form of Restricted Stock Unit Award Agreement for Directors pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.28†	Form of Stock Option Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan*
10.29†
Form of Stock Option Award Agreement for Directors pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.30†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.31†
Service Agreement, dated as of December 6, 2016, by and between Affiliated Managers Group, Inc. and Hugh P. B. Cutler (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)

10.32†
Agreement, dated as of May 15, 2020, by and between Affiliated Managers Group, Inc. and Hugh P. B. Cutler (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.33†	Annual Director Compensation*
10.34
Amended and Restated Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.35
Third Amended and Restated Term Credit Agreement, dated as of January 18, 2019, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed January 22, 2019)

10.36
First Amendment to Third Amended and Restated Term Credit Agreement, dated as of January 8, 2021, among Affiliated Managers Group, Inc., as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed January 8, 2021)

10.37	Form of Equity Distribution Agreement, dated as of March 27, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)
10.38	Form of Master Confirmation Letter Agreement, dated as of March 27, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)
21.1	Schedule of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
101	The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018, (ii) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (iii) the Consolidated Statement of Equity for the years ended December 31, 2020, 2019, and 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) the Notes to the Consolidated Financial Statements
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
† Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 19, 2021	By:	/s/ JAY C. HORGEN
Jay C. Horgen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY C. HORGEN	President, Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2021
Jay C. Horgen

/s/ THOMAS M. WOJCIK	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 19, 2021
Thomas M. Wojcik

/s/ KAREN L. ALVINGHAM	Director	February 19, 2021
Karen L. Alvingham

/s/ TRACY A. ATKINSON	Director	February 19, 2021
Tracy A. Atkinson

/s/ DWIGHT D. CHURCHILL	Director	February 19, 2021
Dwight D. Churchill

/s/ REUBEN JEFFERY III	Director	February 19, 2021
Reuben Jeffery III

/s/ FELIX V. MATOS RODRIGUEZ	Director	February 19, 2021
Felix V. Matos Rodriguez

/s/ TRACY P. PALANDJIAN	Director	February 19, 2021
Tracy P. Palandjian