Form 10-Q
period 2021-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2021-05-07
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 41,636,664 shares of the registrant’s common stock outstanding on May 5, 2021.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2021
Consolidated revenue	$507.3	$559.1

Consolidated expenses:
Compensation and related expenses	207.8	246.9
Selling, general and administrative	90.3	78.8
Intangible amortization and impairments	20.6	7.5
Interest expense	19.5	27.5
Depreciation and other amortization	5.1	4.3
Other expenses (net)	11.0	13.5
Total consolidated expenses	354.3	378.5

Equity method income (loss) (net)	(113.2)	51.7

Investment and other income	2.4	32.3
Income before income taxes	42.2	264.6

Income tax expense	2.2	50.5
Net income	40.0	214.1

Net income (non-controlling interests)	(55.6)	(64.2)
Net income (loss) (controlling interest)	$(15.6)	$149.9

Average shares outstanding (basic)	47.8	42.6
Average shares outstanding (diluted)	47.8	45.4

Earnings (loss) per share (basic)	$(0.33)	$3.52
Earnings (loss) per share (diluted)	$(0.33)	$3.41

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2020	2021
Net income	$40.0	$214.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(52.9)	23.8
Change in net realized and unrealized gain (loss) on derivative financial instruments	(1.0)	0.5
Other comprehensive income (loss), net of tax	(53.9)	24.3
Comprehensive income (loss)	(13.9)	238.4
Comprehensive income (non-controlling interests)	(39.4)	(64.0)
Comprehensive income (loss) (controlling interest)	$(53.3)	$174.4

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2020	March 31, 2021
Assets
Cash and cash equivalents	$1,039.7	$766.2
Receivables	421.6	509.3
Investments in marketable securities	74.9	108.8
Goodwill	2,661.4	2,666.2
Acquired client relationships (net)	1,048.8	1,044.3
Equity method investments in Affiliates (net)	2,074.8	1,999.5
Fixed assets (net)	79.6	76.1
Other investments	257.2	292.7
Other assets	230.9	217.5
Total assets	$7,888.9	$7,680.6
Liabilities and Equity
Payables and accrued liabilities	$712.4	$543.5
Debt	2,312.1	2,303.1
Deferred income tax liability (net)	423.4	432.9
Other liabilities	452.2	483.2
Total liabilities	3,900.1	3,762.7
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	671.5	730.6
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2020 and 2021)	0.6	0.6
Additional paid-in capital	728.9	619.7
Accumulated other comprehensive loss	(98.3)	(73.8)
Retained earnings	4,005.5	4,154.9
	4,636.7	4,701.4
Less: Treasury stock, at cost (14.5 shares in 2020 and 16.7 shares in 2021)	(1,857.0)	(2,050.2)
Total stockholders' equity	2,779.7	2,651.2
Non-controlling interests	537.6	536.1
Total equity	3,317.3	3,187.3
Total liabilities and equity	$7,888.9	$7,680.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2020	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1
Net income (loss)	—	—	—	(15.6)	—	55.6	40.0
Other comprehensive loss, net of tax	—	—	(37.7)	—	—	(16.2)	(53.9)
Share-based compensation	—	8.2	—	—	—	—	8.2
Common stock issued under share-based incentive plans	—	(33.4)	—	—	27.0	—	(6.4)
Share repurchases	—	—	—	—	(69.6)	—	(69.6)
Dividends ($0.32 per share)	—	—	—	(15.1)	—	—	(15.1)
Affiliate equity activity:
Affiliate equity compensation	—	2.8	—	—	—	13.8	16.6
Issuances	—	(1.8)	—	—	—	13.9	12.1
Purchases	—	34.7	—	—	—	—	34.7
Changes in redemption value of Redeemable non-controlling interests	—	143.0	—	—	—	—	143.0
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(5.1)	(5.1)
Capital contributions and other	—	—	—	—	—	4.9	4.9
Distributions to non-controlling interests	—	—	—	—	—	(99.6)	(99.6)
March 31, 2020	$0.6	$860.7	$(146.5)	$3,789.1	$(1,523.9)	$528.9	$3,508.9

Three Months Ended March 31, 2021	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
Net income	—	—	—	149.9	—	64.2	214.1
Other comprehensive income (loss), net of tax	—	—	24.5	—	—	(0.2)	24.3
Share-based compensation	—	9.7	—	—	—	—	9.7
Common stock issued under share-based incentive plans	—	(44.3)	—	—	34.1	—	(10.2)
Repurchase of junior convertible securities	—	(2.9)	—	—	—		(2.9)
Share repurchases	—	17.3	—	—	(227.3)	—	(210.0)
Dividends ($0.01 per share)	—	—	—	(0.5)	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	4.4	—	—	—	20.8	25.2
Issuances	—	0.6	—	—	—	1.1	1.7
Purchases	—	11.6	—	—	—	15.7	27.3
Changes in redemption value of Redeemable non-controlling interests	—	(105.6)	—	—	—	—	(105.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
Distributions to non-controlling interests	—	—	—	—	—	(102.6)	(102.6)
March 31, 2021	$0.6	$619.7	$(73.8)	$4,154.9	$(2,050.2)	$536.1	$3,187.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2020	2021
Cash flow from (used in) operating activities:
Net income	$40.0	$214.1
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	20.6	7.5
Depreciation and other amortization	5.1	4.3
Deferred income tax (benefit) expense	(19.2)	17.8
Equity method loss (income) (net)	113.2	(51.7)
Distributions of earnings received from equity method investments	124.4	157.9
Share-based compensation and Affiliate equity expense	24.8	34.9
Other non-cash items	9.0	(23.3)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(26.0)	(48.3)
Sales of securities by consolidated Affiliate sponsored investment products	25.2	23.7
Increase in receivables	(32.7)	(86.6)
Decrease in other assets	10.8	11.2
Decrease in payables, accrued liabilities, and other liabilities	(209.6)	(72.6)
Cash flow from operating activities	85.6	188.9
Cash flow from (used in) investing activities:
Investments in Affiliates	(0.7)	(11.8)
Purchase of fixed assets	(2.6)	(0.7)
Purchase of investment securities	(11.9)	(21.0)
Sale of investment securities	31.1	9.4
Cash flow from (used in) investing activities	15.9	(24.1)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes, and junior subordinated notes	250.0	—
Repayments of senior bank debt and junior convertible securities	—	(15.0)
Repurchases of common stock (net)	(80.2)	(312.8)
Dividends paid on common stock	(15.3)	(0.5)
Distributions to non-controlling interests	(99.6)	(102.6)
Affiliate equity (purchases) / issuances (net)	(84.4)	(15.0)
Other financing items	(8.2)	5.0
Cash flow used in financing activities	(37.7)	(440.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(11.2)	2.6
Net increase (decrease) in cash and cash equivalents	52.6	(273.5)
Cash and cash equivalents at beginning of period	539.6	1,039.7
Cash and cash equivalents at end of period	$592.2	$766.2

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 includes additional information about its operations, financial position, and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.
2.Accounting Standards and Policies
Recently Adopted Accounting Standards

Effective January 1, 2021, the Company adopted Accounting Standard Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.
Recent Accounting Developments
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments and will also modify how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share calculation. The standard is effective for interim and annual periods beginning after December 15, 2021 for the Company and its consolidated Affiliates, and is effective for interim and annual periods beginning after December 15, 2023 for the Company’s Affiliates accounted for under the equity method. The Company’s adoption of ASU 2020-06 will result in the Company accounting for its convertible debt instrument as a single liability measured at amortized cost and will modify how certain equity instruments that may be settled in cash or shares, at the Company’s option, impact the calculation of Earnings per share (diluted). The Company continues to evaluate the impact of this standard on its Consolidated Financial Statements.
3.Investments in Marketable Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of Investments in marketable securities:

	December 31, 2020	March 31, 2021
Cost	$69.4	$102.9
Unrealized gains	5.5	6.3
Unrealized losses	(0.0)	(0.4)
Fair value	$74.9	$108.8

As of December 31, 2020 and March 31, 2021, Investments in marketable securities include consolidated Affiliate sponsored investment products with fair values of $52.3 million and $77.8 million, respectively.

4.Other Investments

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Other investments consist of investments in funds advised by the Company’s Affiliates that are carried at NAV as a practical expedient and investments without readily determinable fair values. The income or loss related to these investments is recorded in Investment and other income on the Consolidated Statements of Income.
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

	December 31, 2020		March 31, 2021
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$235.4	$122.2	$263.1	$127.7
Investments in other strategies(2)	8.0	—	15.8	—
Total(3)	$243.4	$122.2	$278.9	$127.7
___________________________

(1)The Company accounts for the majority of its interests in private equity funds under the equity method of accounting and uses NAV as a practical expedient, one quarter in arrears (adjusted for current period calls and distributions), to determine the fair value. These funds primarily invest in a broad range of third-party funds and direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.
(2)These are multi-disciplinary funds that invest across various asset classes and strategies, including equity, credit, and real estate. Investments are generally redeemable on a daily, monthly, or quarterly basis.
(3)Fair value attributable to the controlling interest was $164.4 million and $191.1 million as of December 31, 2020 and March 31, 2021, respectively.

As of December 31, 2020 and March 31, 2021, the Company held investments without readily determinable fair values of $13.8 million, including an upward adjustment of $5.3 million based on an observable price change recognized during the fourth quarter of 2020.
5.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$74.9	$25.7	$49.2	$—
Derivative financial instruments(1)	3.5	—	3.5	—
Financial Liabilities(2)
Affiliate equity purchase obligations	$22.0	$—	$—	$22.0
Derivative financial instruments	4.2	—	4.2	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	March 31, 2021
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$108.8	$34.3	$74.5	$—
Derivative financial instruments(1)	1.9	—	1.9	—
Financial Liabilities(2)
Affiliate equity purchase obligations	$66.1	$—	$—	$66.1
Derivative financial instruments	2.0	—	2.0	—
__________________________
(1)Amounts are presented within Other assets on the Consolidated Balance Sheets.
(2)Amounts are presented within Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in level 3 liabilities for Affiliate equity purchase obligations:

	For the Three Months Ended March 31,
	2020	2021
Balance, beginning of period	$19.8	$22.0
Net realized and unrealized (gains) losses(1)	(1.5)	0.9
Purchases and issuances(2)	194.0	70.7
Settlements and reductions	(97.2)	(27.5)
Balance, end of period	$115.1	$66.1

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$—	$—
___________________________

(1)Accretion expense for these arrangements and obligations is recorded in Interest expense in the Consolidated Statements of Income.
(2)Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2020			March 31, 2021
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$22.0	(5)% - 8%	3%	$66.1	(1)% - 8%	4%
		Discount rates		14% - 16%	15%		14% - 16%	15%
___________________________
(1)Calculated by comparing the relative fair value of an obligation to its respective total.
(2)Represents growth rates of asset and performance based fees.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Affiliate equity purchase obligations include agreements to purchase Affiliate equity. As of March 31, 2021, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
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
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2020		March 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,097.3	$1,206.6	$1,097.5	$1,180.2	Level 2
Junior convertible securities	318.4	427.6	308.8	459.9	Level 2
Junior subordinated notes	565.7	623.1	565.8	593.0	Level 2

6.Investments in Affiliates and Affiliate Sponsored Investment Products
In evaluating whether an investment must be consolidated, the Company evaluates the risk, rewards, and significant terms of each of its Affiliates and other investments to determine if an investment is considered a voting rights entity (“VRE”) or a variable interest entity (“VIE”). An entity is a VRE when the total equity investment at risk is sufficient to enable the entity to finance its activities independently, and when the equity holders have the obligation to absorb losses, the right to receive residual returns, and the right to direct the activities of the entity that most significantly impact its economic performance. An entity is a VIE when it lacks one or more of the characteristics of a VRE, which, for the Company, are Affiliate investments structured as partnerships (or similar entities) where the Company is a limited partner and lacks substantive kick-out or substantive participation rights over the general partner. Assessing whether an entity is a VRE or VIE involves judgment. Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.
The Company consolidates VREs when it has control over significant operating, financial, and investing decisions of the entity. When the Company lacks such control, but is deemed to have significant influence, the Company accounts for the VRE under the equity method. Other investments in which the Company does not have rights to exercise significant influence are recorded at fair value on the Consolidated Balance Sheets, with changes in fair value included in Investment and other income.
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
When an Affiliate is consolidated, the portion of the earnings attributable to Affiliate management’s equity ownership is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed earnings attributable to Affiliate managements’ equity ownership, along with their share of any tangible or intangible net assets, are presented within Non-controlling interests on the Consolidated Balance Sheets. Affiliate equity interests where the holder has

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests on the Consolidated Balance Sheets. The Company periodically issues, sells and purchases the equity of its consolidated Affiliates. Because these transactions take place between entities that are under common control, any gains or losses attributable to these transactions are required to be included in Additional paid-in capital in the Consolidated Balance Sheets, net of any related income tax effects in the period the transaction occurs.
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
The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2020		March 31, 2021
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,384.2	$1,962.1	$1,290.3	$1,890.9
As of December 31, 2020 and March 31, 2021, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,074.8 million and $1,999.5 million, respectively, including Affiliates accounted for under the equity method considered VREs of $112.7 million and $108.6 million, respectively.
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
The Company’s carrying value, and maximum exposure to loss from unconsolidated Affiliate sponsored investment products is its, or its consolidated Affiliates’ interest in the unconsolidated net assets of the respective products. The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2020		March 31, 2021
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,378.2	$0.9	$2,585.8	$2.7

7.Debt
The following table summarizes the Company’s Debt:

	December 31, 2020	March 31, 2021
Senior bank debt	$349.8	$349.8
Senior notes	1,091.9	1,092.3
Junior convertible securities	314.0	304.6
Junior subordinated notes	556.4	556.4
Debt	$2,312.1	$2,303.1

The Company’s senior notes, junior convertible securities, and junior subordinated notes are carried at amortized cost. Unamortized discounts and debt issuance costs are presented within the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.
Senior Bank Debt
The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). On January 8, 2021, the Company amended and refinanced the term loan to adjust the marginal rate by 0.075% to 0.950% and to extend the maturity by three years. The commercial terms of the term loan otherwise remained the same. The revolver matures on January 18, 2024, and the term loan, as amended, matures on January 18, 2026. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. For the three months ended March 31, 2021, the interest rate for the Company’s borrowings under the term loan was LIBOR plus 0.950%. As of December 31, 2020 and March 31, 2021, the Company had no outstanding borrowings under the revolver.
Junior Convertible Securities
As of March 31, 2021, the Company had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $308.8 million. The carrying value is accreted to the principal amount at maturity ($416.7 million) over a remaining life of approximately 17 years. Holders of the junior convertible securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities, subject to its stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. In the first quarter of 2021, the Company paid $15.0 million to repurchase a portion of its junior convertible securities, resulting in reductions of $10.3 million and $2.9 million to Debt and Additional paid-in capital, respectively. As a result of these repurchases, the Company also reduced its Deferred income tax liability (net) by $3.3 million.
8.Derivative Financial Instruments
The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates, and markets.
In the first quarter of 2020, the Company terminated its pound sterling-denominated forward foreign currency contracts and its corresponding collar contracts, which were designated as net investment hedges, and upon settlement, the Company received net proceeds of $24.9 million. The net proceeds from the termination of the contracts are presented within sale of investment securities in the Consolidated Statements of Cash Flows.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has an interest rate swap contract (the “interest rate swap”) with a large financial institution (the “swap counterparty”), which will expire in March 2023. The interest rate swap, which is designated as a cash flow hedge, is used to exchange a portion of the Company’s LIBOR-based interest payments for fixed rate interest payments. Under the contract, the Company receives payments based on one month LIBOR and makes payments based on an annual fixed rate of 0.5135% on a notional amount of $250.0 million. The terms of the contract also require the Company and the swap counterparty to post cash collateral in certain circumstances throughout the duration of the contract. As of March 31, 2021, the Company held no cash collateral from the swap counterparty, and the swap counterparty held $1.6 million of cash collateral from the Company.
Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, which are designated as cash flow hedges.
The Company assesses hedge effectiveness on a quarterly basis. For derivative financial instruments designated as cash flow hedges, the Company uses a qualitative method of assessing hedge effectiveness by comparing the notional amounts, timing of payments, currencies (for the forward foreign currency contracts), and interest rates (for the interest rate swap). Upon termination of these instruments or the repayment of the Company’s outstanding LIBOR-based borrowings, any gain or loss recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets will be reclassified into earnings. Changes in the fair values of cash flow hedges are reported in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income. Changes in the fair values of the effective net investment hedges are reported in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. Upon the sale or liquidation of the underlying investment, any gain or loss remaining in Accumulated other comprehensive loss will be reclassified to earnings.
The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2020		March 31, 2021
	Assets	Liabilities	Assets	Liabilities
Forward foreign currency contracts	$3.5	$(2.3)	$1.9	$(0.6)
Interest rate swap	—	(1.9)	—	(1.4)
Total	$3.5	$(4.2)	$1.9	$(2.0)
The Company and certain of its consolidated Affiliates have entered into contracts that do not include set-off rights and are therefore presented on a gross basis in Other assets and Other liabilities; they were $3.5 million and $4.2 million, respectively, as of December 31, 2020, and $1.9 million and $2.0 million, respectively, as of March 31, 2021.

The following table summarizes the effects of derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Three Months Ended March 31,
	2020			2021
	Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain (Loss) Recognized in Earnings from Excluded Components
Forward foreign currency contracts	$65.0	$0.1	$2.8	$0.1	$0.5	$—
Put options	(47.7)	—	—	—	—	—
Call options	(1.3)	—	—	—	—	—
Interest rate swap	(0.8)	—	—	0.5	—	—
Total	$15.2	$0.1	$2.8	$0.6	$0.5	$—
___________________________

(1)The excluded components of the forward foreign currency contracts were recognized in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.Commitments and Contingencies
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of March 31, 2021, these unfunded commitments were $127.7 million and may be called in future periods.
In addition, as of March 31, 2021, the Company was contingently liable to make payments of $118.0 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $40.5 million may become payable in 2022 and $77.5 million may become payable from 2023 through 2025. As of March 31, 2021, the Company expected to make payments of approximately $13 million. In the event certain financial targets are not met at one of the Company’s Affiliates, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
Affiliate equity interests provide holders at consolidated Affiliates with a conditional right to put their interests to the Company over time. See Note 15. In connection with one of the Company’s investments in an Affiliate accounted for under the equity method, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. If the minority owner sells its interest to the Company, the Company will continue to account for the Affiliate under the equity method. In the fourth quarter of 2020, the Company was notified by the minority owner that it may elect to sell a 5% interest in the Affiliate to the Company. In the three months ended March 31, 2021, with the consent of the Company, the minority owner rescinded this notice. As of March 31, 2021, the minority owner maintained a 14% ownership interest in the Affiliate.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. The Company’s management is not aware of any significant violations of such requirements.
10.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2020	$2,661.4
Foreign currency translation	4.8
Balance, as of March 31, 2021	$2,666.2

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2020	$1,166.6	$(1,026.8)	$139.8	$909.0	$1,048.8
Intangible amortization and impairments	—	(7.5)	(7.5)	—	(7.5)
Foreign currency translation	1.4	(1.2)	0.2	2.8	3.0
Balance, as of March 31, 2021	$1,168.0	$(1,035.5)	$132.5	$911.8	$1,044.3

Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $20.6 million and $7.5 million for the three months ended March 31, 2020 and 2021, respectively. Based on relationships existing as of March 31, 2021, the Company estimates that its consolidated amortization expense will be approximately $23 million for the remainder of 2021, approximately $30 million in each of 2022 and 2023, approximately $20 million in each of 2024 and 2025, and approximately $10 million in 2026.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2021, no impairments of indefinite-lived acquired client relationships were indicated. If financial markets become depressed for a prolonged period as a result of the novel coronavirus global pandemic (“COVID-19”) or other factors, the fair values of these assets could drop below their carrying values resulting in future impairments.
11.Equity Method Investments in Affiliates
In the first quarter of 2021, the Company completed its minority investment in Boston Common Asset Management LLC (“Boston Common”). The majority of the consideration paid for Boston Common is deductible for U.S. tax purposes over a 15 year life. The Company’s purchase price allocation for the transaction was measured using financial models that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
The following table presents the change in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2020	$2,074.8
Earnings	86.9
Intangible amortization and impairments	(35.2)
Distributions of earnings	(157.9)
Foreign currency translation	23.0
Investments in Affiliates	11.7
Other	(3.8)
Balance, as of March 31, 2021	$1,999.5
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $39.3 million and $35.2 million for the three months ended March 31, 2020 and 2021, respectively. Based on relationships existing as of March 31, 2021, the Company estimates the amortization expense attributable to its Affiliates will be approximately $85 million for the remainder of 2021, approximately $50 million in each of 2022, 2023, 2024, and 2025, and approximately $40 million in 2026.
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
As of March 31, 2021, the estimated fair values of the Company’s Affiliates accounted for under the equity method exceeded their carrying values. If financial markets become depressed for a prolonged period as a result of COVID-19 or other factors, or the financial performance of an Affiliate worsens as a result of net client cash outflows or performance, regardless of the performance of financial markets, the fair values of these assets could drop below their carrying values for periods considered other-than-temporary, resulting in future impairments.
As of March 31, 2021, the Company was obligated to make payments of $104.4 million related to certain of its Affiliates accounted for under the equity method, of which $26.9 million is payable in 2021 and $77.5 million is payable in 2022.
On April 30, 2021, the Company completed a minority investment in OCP Asia Limited, a leading alternative manager in private markets, providing customized secured lending solutions across the Asia-Pacific region.
12.Related Party Transactions

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $35.4 million and $33.3 million as of December 31, 2020 and March 31, 2021, respectively.
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
The Company has related party transactions in association with its contingent payment arrangements and Affiliate equity transactions, as more fully described in Notes 9, 11, 14, and 15.
13.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended March 31,
	2020	2021
Share-based compensation	$8.2	$9.7
Tax benefit	1.5	2.2
As of December 31, 2020, the Company had unrecognized share-based compensation expense of $86.2 million. As of March 31, 2021, the Company had unrecognized share-based compensation expense of $97.9 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2020	1.2	$99.46
Units granted	0.2	139.08
Units vested	(0.2)	154.47
Units forfeited	(0.1)	106.18
Performance condition changes	0.0	110.02
Unvested units - March 31, 2021	1.1	93.36
For the three months ended March 31, 2020 and 2021, the Company granted restricted stock units with fair values of $30.5 million and $26.7 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2020	2.9	$82.14
Options granted	0.0	137.55
Options exercised	(0.1)	122.40
Options forfeited	(0.0)	91.86
Performance condition changes	—	—
Unexercised options outstanding - March 31, 2021	2.8	81.62	4.9
Exercisable at March 31, 2021	0.4	127.49	1.4
For the three months ended March 31, 2020 and 2021, the Company granted stock options with fair values of $3.9 million and $0.8 million, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The weighted average fair value of options granted was $17.49 and $50.04, per option, for the three months ended March 31, 2020 and 2021, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Three Months Ended March 31,
	2020	2021
Dividend yield	1.7%	0.0%
Expected volatility	29.4%	37.6%
Risk-free interest rate	0.9%	1.0%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%

14.Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the Company’s Affiliate equity is presented within Non-controlling interests. Upon becoming redeemable, these interests are reclassified to Redeemable non-controlling interests at their current redemption values. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company receives a put notice, and, therefore, has an unconditional obligation to purchase Affiliate equity interests, the interests are reclassified from Redeemable non-controlling interests to Other liabilities.
The following table presents the changes in Redeemable non-controlling interests:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Redeemable Non-controlling Interests
Balance, as of December 31, 2020(1)	$671.5
Increase attributable to consolidated Affiliate sponsored investment products	23.7
Transfers to Other liabilities	(70.7)
Transfers from Non-controlling interests	0.5
Changes in redemption value	105.6
Balance, as of March 31, 2021(1)	$730.6
___________________________
(1)As of December 31, 2020 and March 31, 2021, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $35.4 million and $59.1 million, respectively.
15.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $99.6 million and $102.6 million for the three months ended March 31, 2020 and 2021, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and its officers under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals. For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements. For the three months ended March 31, 2020 and 2021, the amount of cash paid for purchases was $96.5 million and $27.4 million, respectively. For the three months ended March 31, 2020 and 2021, the total amount of cash received for issuances was $12.1 million and $12.4 million, respectively.
Sales and purchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its consolidated Affiliate partners and its officers as a form of compensation. If the equity is issued for consideration below the fair value of the equity, or purchased for consideration above the fair value of the equity, the difference is recorded as compensation expense in Compensation and related expenses in the Consolidated Statements of Income over the requisite service period.
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended March 31,
	2020	2021
Controlling interest	$2.8	$4.4
Non-controlling interests	13.8	20.8
Total	$16.6	$25.2

The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2020	$35.9	4 years	$109.7	5 years
March 31, 2021	36.6	4 years	109.5	5 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $9.6 million and $11.2 million as of December 31, 2020 and March 31, 2021, respectively, and was included in Other assets. The total payable was $22.0 million and $66.1 million as of December 31, 2020 and March 31, 2021, respectively, and was included in Other liabilities.
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

	For the Three Months Ended March 31,
	2020	2021
Net income (loss) (controlling interest)	$(15.6)	$149.9
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(1.3)	(0.5)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(155.1)	(47.8)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$(172.0)	$101.6

16.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended March 31,
	2020	2021
Controlling interest:
Current taxes	$19.3	$30.6
Intangible-related deferred taxes	(31.0)	8.9
Other deferred taxes	11.9	8.9
Total controlling interest	0.2	48.4
Non-controlling interests:
Current taxes	$2.1	$2.1
Deferred taxes	(0.1)	0.0
Total non-controlling interests	2.0	2.1
Income tax expense	$2.2	$50.5
Income (loss) before income taxes (controlling interest)	$(15.4)	$198.3
Effective tax rate (controlling interest)(1)	(1.0)%	24.4%
___________________________
(1)Taxes attributable to the controlling interest divided by income (loss) before income taxes (controlling interest).
For the three months ended March 31, 2021, the Company’s effective tax rate (controlling interest) was 24.4% as compared to (1.0)% for the three months ended March 31, 2020. The lower tax rate in 2020 was primarily due to a loss before income taxes attributable to the controlling interest which offset the majority of the Company’s Income tax expense for the three months ended March 31, 2020.
17.Earnings Per Share
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
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share available to common stockholders:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended March 31,
	2020	2021
Numerator
Net income (loss) (controlling interest)	$(15.6)	$149.9
Interest expense on junior convertible securities, net of taxes	—	4.7
Net income (loss) (controlling interest), as adjusted	$(15.6)	$154.6
Denominator
Average shares outstanding (basic)	47.8	42.6
Effect of dilutive instruments:
Stock options and restricted stock units	—	0.6
Junior convertible securities	—	2.2
Average shares outstanding (diluted)	47.8	45.4

Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and items that have an anti-dilutive effect on Earnings (loss) per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended March 31,
	2020	2021
Stock options and restricted stock units	3.3	0.4
Junior convertible securities	2.2	—
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
For the three months ended March 31, 2021, the Company repurchased 1.6 million shares of its common stock, at an average price per share of $128.84.
18.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended March 31,
	2020			2021
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$(41.0)	$(11.9)	$(52.9)	$29.6	$(5.8)	$23.8
Change in net realized and unrealized gain (loss) on derivative financial instruments	(1.2)	0.2	(1.0)	0.6	(0.1)	0.5
Other comprehensive income (loss)	$(42.2)	$(11.7)	$(53.9)	$30.2	$(5.9)	$24.3
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2020	$(161.9)	$(0.3)	$(162.2)
Other comprehensive income before reclassifications	23.8	1.1	24.9
Amounts reclassified	—	(0.6)	(0.6)
Net other comprehensive income	23.8	0.5	24.3
Balance, as of March 31, 2021	$(138.1)	$0.2	$(137.9)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases, and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates,” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of excellent partner-owned investment firms, which we call our “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses and enable them to align equity incentives across generations of principals to build enduring franchises. As of March 31, 2021, our aggregate assets under management were approximately $738 billion, across a broad range of active, return-oriented strategies.
In the first quarter of 2021, we completed a minority investment in Boston Common Asset Management LLC, a women-owned leader in global sustainable and impact investing. On April 30, 2021, we completed a minority investment in OCP Asia Limited, a leading alternative manager in private markets, providing customized secured lending solutions across the Asia-Pacific region.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2020	2021	% Change
Assets under management	$599.9	$738.0	23%
Average assets under management	663.0	733.6	11%
Aggregate fees (in millions)	1,253.1	1,414.4	13%

Assets under management and therefore average assets under management, include the assets under management of our consolidated and equity method Affiliates. Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management for mutual funds and similar retail investment products represents an average of the daily net assets under management, while for institutional and high net worth clients, average assets under management generally represents an average of the assets at the beginning or end of each month during the applicable period.
Aggregate fees consist of the total asset and performance based fees earned by all of our consolidated and equity method Affiliates. For certain of our Affiliates accounted for under the equity method, we report aggregate fees and the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears. Aggregate fees are provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of active, return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for active, return-oriented strategies, particularly in illiquid alternative and multi-asset and fixed income strategies, reflecting continued investor demand for returns that are less correlated to traditional equity markets, while we are experiencing outflows in quantitative strategies across liquid alternative strategies and equities strategies. In addition, investor demand for passively-managed products, including exchange traded funds has continued, and we have experienced outflows in certain equity strategies, consistent with this industry-wide trend. However, we believe the best performing active equity managers (whether global-, regional-, or country-specific) will continue to have significant opportunities to grow as a result of net client cash inflows. We believe we are well-positioned to benefit from these trends. We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in outstanding firms across the global asset management industry.
The following charts present information regarding the composition of our assets under management by active, return-oriented strategy and client type as of March 31, 2021:

Assets Under Management

___________________________

(1)Alternatives include illiquid alternative strategies, which accounted for 14% of our assets under management as of March 31, 2021.
(2)Global equities include emerging markets strategies, which accounted for 9% of our assets under management as of March 31, 2021.
The following tables present changes in our assets under management by active, return-oriented strategy and client type for the three months ended March 31, 2021:
By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2020	$216.5	$278.5	$103.5	$117.7	$716.2
Client cash inflows and commitments	8.3	9.1	6.7	6.7	30.8
Client cash outflows	(6.1)	(17.1)	(7.8)	(7.3)	(38.3)
Net client cash flows	2.2	(8.0)	(1.1)	(0.6)	(7.5)
New investments	—	2.9	1.1	—	4.0
Market changes	4.4	10.5	7.0	2.5	24.4
Foreign exchange(1)	0.3	0.8	0.1	0.2	1.4
Realizations and distributions (net)	(0.4)	—	—	—	(0.4)
Other(2)	(0.2)	—	0.1	—	(0.1)
March 31, 2021	$222.8	$284.7	$110.7	$119.8	$738.0

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2020	$401.0	$189.3	$125.9	$716.2
Client cash inflows and commitments	9.2	14.5	7.1	30.8
Client cash outflows	(15.5)	(17.3)	(5.5)	(38.3)
Net client cash flows	(6.3)	(2.8)	1.6	(7.5)
New investments	2.2	0.9	0.9	4.0
Market changes	12.1	8.4	3.9	24.4
Foreign exchange(1)	0.8	0.5	0.1	1.4
Realizations and distributions (net)	(0.4)	—	—	(0.4)
Other(2)	(0.5)	0.5	(0.1)	(0.1)
March 31, 2021	$408.9	$196.8	$132.3	$738.0
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
Aggregate fees were $1,414.4 million for the three months ended March 31, 2021, an increase of $161.3 million or 13% as compared to the three months ended March 31, 2020. The increase in our aggregate fees was due to a $143.3 million or 11% increase from performance based fees and an $18.0 million or 2% increase from asset based fees.  The increase in asset based fees was due to an increase in our average assets under management, principally in our global equity strategies, offset by a change in the composition of our assets under management.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2020	2021	% Change
Net income (loss) (controlling interest)	$(15.6)	$149.9	N.M.(1)
Adjusted EBITDA (controlling interest)(2)	200.4	246.8	23%
Economic net income (controlling interest)(2)	151.3	184.8	22%
___________________________
(1)Percentage change is not meaningful.
(2)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. For the three months ended March 31, 2021, our Adjusted EBITDA (controlling interest) increased $46.4 million or 23%, primarily due to a $161.3 million or 13% increase in aggregate fees, of which we hold a greater economic interest.
While Adjusted EBITDA (controlling interest) increased $46.4 million or 23% for the three months ended March 31, 2021, our Net income (controlling interest) increased $165.5 million. The increase in Net income (controlling interest) was greater than the increase in Adjusted EBITDA (controlling interest) primarily due to a $144.1 million decrease in equity method intangible amortization and impairments and a $17.3 million increase in Investment and other income attributable to the controlling interest, partially offset by a $48.2 million increase in Income tax expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. For the three months ended March 31, 2021, our Economic net income (controlling interest) increased $33.5 million or 22%, primarily due to a $46.4 million increase in Adjusted EBITDA (controlling interest), partially offset by an $8.0 million increase in Interest expense attributable to the controlling interest.
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
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended March 31,
(in millions, except as noted)	2020	2021	% Change
Consolidated Affiliate average assets under management (in billions)	$351.9	$422.1	20%
Consolidated revenue	$507.3	$559.1	10%
Our Consolidated revenue increased $51.8 million or 10% for the three months ended March 31, 2021, due to a $49.5 million or 10% increase from asset based fees and a $2.3 million or less than 1% increase from performance based fees.  The increase in asset based fees was due to an increase in consolidated Affiliate average assets under management, principally in our global equity strategies, offset by a change in the composition of our assets under management.
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
The following table presents our Consolidated expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2020	2021
Compensation and related expenses	$207.8	$246.9	19%
Selling, general and administrative	90.3	78.8	(13)%
Intangible amortization and impairments	20.6	7.5	(64)%
Interest expense	19.5	27.5	41%
Depreciation and other amortization	5.1	4.3	(16)%
Other expenses (net)	11.0	13.5	23%
Total consolidated expenses	$354.3	$378.5	7%

Compensation and related expenses increased $39.1 million or 19% for the three months ended March 31, 2021, primarily due to a $28.9 million increase in bonus and salary expenses principally as a result of the increase in Consolidated revenue, an $8.6 million increase in Affiliate equity compensation expense, and a $1.5 million increase in share-based compensation expense.
Selling, general and administrative expenses decreased $11.5 million or 13% for the three months ended March 31, 2021, primarily due to a $5.4 million decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic, a $3.5 million decrease in reserves on notes receivable, and a $1.1 million decrease in professional fees.
Intangible amortization and impairments decreased $13.1 million or 64% for the three months ended March 31, 2021, primarily due to a $13.6 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Interest expense increased $8.0 million or 41% for the three months ended March 31, 2021, primarily due to a $6.3 million increase from our debt securities issued in 2020 and a $2.8 million increase from the termination of our pound sterling-denominated forward foreign currency contracts, which occurred in the first quarter of 2020. These increases were partially offset by a $1.6 million decrease from lower interest rates and lower borrowings on our senior unsecured term loan facility (the “term loan”).
There were no significant changes in Depreciation and other amortization for the three months ended March 31, 2021.
Other expenses (net) increased $2.5 million or 23% for the three months ended March 31, 2021, primarily due to a $2.0 million decrease in gains related to changes in the value of Affiliate equity purchase obligations.
Equity Method Income (Loss) (Net)
For our Affiliates accounted for under the equity method, we use structured partnership interests in which we contractually share in the Affiliate’s revenue or revenue less agreed-upon expenses. Our share of earnings or losses from Affiliates accounted for under the equity method, net of amortization and impairments, is included in Equity method income (loss) (net).
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Three Months Ended March 31,
(in millions, except as noted)	2020	2021	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$311.1	$311.5	0%
Equity method revenue	$745.8	$855.3	15%

Financial Performance Measures
Equity method earnings	$66.1	$86.9	31%
Equity method intangible amortization and impairments	(179.3)	(35.2)	(80)%
Equity method income (loss) (net)	$(113.2)	$51.7	N.M.(1)
___________________________
(1)Percentage change is not meaningful
Our equity method revenue increased $109.5 million or 15% for the three months ended March 31, 2021, primarily due to a $141.0 million or 19% increase from performance based fees, partially offset by a $31.5 million or 4% decrease from asset based fees.  The decrease in asset based fees was primarily due to a change in the composition of our assets under management.
For the three months ended March 31, 2021, equity method earnings increased $20.8 million or 31%, primarily due to a $109.5 million or 15% increase in equity method revenue. Equity method earnings increased more than equity method revenue on a percentage basis primarily due to the recognition of performance based fees at Affiliates in which we hold more of an economic interest.
Equity method intangible amortization and impairments decreased $144.1 million or 80% for the three months ended March 31, 2021, primarily due to a $140.0 million decrease in expenses to reduce the carrying value of an Affiliate to fair value (see Note 11 of our Consolidated Financial Statements) and a $5.9 million decrease in amortization expenses related to a decrease in actual and expected client attrition. These decreases were partially offset by a $2.3 million increase in amortization expense due to investments in new Affiliates.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended March 31,
(in millions)	2020	2021	% Change
Investment and other income	$2.4	$32.3	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Investment and other income increased $29.9 million for the three months ended March 31, 2021, primarily due to a $32.3 million net increase from the valuation of Investments in marketable securities and Other investments.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended March 31,
(in millions)	2020	2021	% Change
Income tax expense	$2.2	$50.5	N.M.(1)
__________________________
(1)Percentage change is not meaningful.

Income tax expense increased $48.3 million for the three months ended March 31, 2021, primarily due to a $213.7 million increase in income (loss) before income taxes attributable to the controlling interest, partially offset by a $3.1 million decrease in tax shortfalls related to share-based compensation.
Net Income (Loss)
The following table presents Net income, Net income (non-controlling interests), and Net income (loss) (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2020	2021	% Change
Net income	$40.0	$214.1	N.M.(1)
Net income (non-controlling interests)	55.6	64.2	15%
Net income (loss) (controlling interest)	(15.6)	149.9	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Net income (controlling interest) increased $165.5 million for the three months ended March 31, 2021, primarily due to an increase in Equity method income (net), an increase in Consolidated revenue, and an increase in Investment and other income attributable to the controlling interest. These increases were partially offset by an increase in Income tax expense attributable to the controlling interest.
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
The following table presents a reconciliation of Net income (loss) (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2020	2021
Net income (loss) (controlling interest)	$(15.6)	$149.9
Interest expense	19.5	27.5
Income taxes	0.2	48.4
Intangible amortization and impairments(1)	195.7	40.6
Other items(2)	0.6	(19.6)
Adjusted EBITDA (controlling interest)	$200.4	$246.8
___________________________
(1)Intangible amortization and impairments in our Consolidated Statement of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization is reported in Equity method income (loss) (net). The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2020	2021
Consolidated intangible amortization and impairments	$20.6	$7.5
Consolidated intangible amortization and impairments (non-controlling interests)	(4.2)	(2.1)
Equity method intangible amortization and impairments	179.3	35.2
Total	$195.7	$40.6
(2)Other items includes depreciation, adjustments to contingent payment arrangements, certain Affiliate equity expenses, and gains and losses on general partner and seed capital investments.
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
The following table presents a reconciliation of Net income (loss) (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended March 31,
(in millions, except per share data)	2020	2021
Net income (loss) (controlling interest)	$(15.6)	$149.9
Intangible amortization and impairments(1)	195.7	40.6
Intangible-related deferred taxes	(31.0)	8.9
Other economic items(2)	2.2	(14.6)
Economic net income (controlling interest)	$151.3	$184.8
Average shares outstanding (diluted)	47.8	45.4
Stock options and restricted stock units	0.0	—
Assumed issuance of junior convertible securities shares	—	(2.2)
Average shares outstanding (adjusted diluted)	47.8	43.2
Economic earnings per share	$3.16	$4.28
___________________________

(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)Other economic items includes non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements), tax windfalls and shortfalls from share-based compensation, certain Affiliate equity expenses, and gains and losses on general partner and seed capital investments. For the three months ended March 31, 2020 and 2021, other economic items were net of income tax expense of $1.1 million and $6.9 million, respectively.
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
Cash and cash equivalents were $766.2 million as of March 31, 2021 and were attributable to both our controlling and the non-controlling interests. In the three months ended March 31, 2021, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended March 31, 2021 were for share repurchases, investments in existing Affiliates through purchases of Affiliate equity interests, and investments in new Affiliates.
We expect investments in new Affiliates, investments in existing Affiliates, primarily through purchases of Affiliate equity interests and general partner and seed capital investments, the return of capital through share repurchases and the payment of cash dividends on our common stock, repayment of debt, distributions to Affiliate equity holders, and general working capital to be the primary uses of cash on a consolidated basis for the foreseeable future. We anticipate that our current cash balance, cash flows from operations, and borrowings under our revolver will be sufficient to support our uses of cash for the foreseeable future. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.
The following table presents operating, investing, and financing cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2020	2021
Operating cash flow	$85.6	$188.9
Investing cash flow	15.9	(24.1)
Financing cash flow	(37.7)	(440.9)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the three months ended March 31, 2021, Cash flows from operating activities were $188.9 million, primarily from Net income of $214.1 million adjusted for non-cash items of $10.5 million, and $157.9 million of distributions of earnings received from equity method investments. These items were partially offset by timing differences in the cash settlement of receivables and payables, accrued liabilities, and other liabilities of $159.2 million, primarily due to the payment of incentive compensation, and net purchases of securities by consolidated Affiliate sponsored investment products of $24.6 million. For the three months ended March 31, 2021, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the three months ended March 31, 2021, Cash flows used in investing activities were $24.1 million, primarily due to investments in new Affiliates of $11.8 million and net purchases of investment securities of $11.6 million.
Financing Cash Flow
For the three months ended March 31, 2021, Cash flows used in financing activities were $440.9 million, primarily due to the return of $313.3 million of capital to shareholders, principally through share repurchases, $102.6 million of distributions to non-controlling interests, $15.0 million of Affiliate equity purchases, net of issuances, $15.0 million of repurchases of our junior convertible securities, and $10.0 million of taxes paid from shares withheld related to issuances of common stock. Cash flows used in financing activities were partially offset by the receipt of $23.1 million of subscriptions to consolidated funds, net of redemptions.
Affiliate Equity
We periodically purchase Affiliate equity from and issue Affiliate equity to our consolidated Affiliate partners and our officers, under agreements that provide us with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to us at certain intervals. For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of March 31, 2021, our current redemption value of $730.6 million for Affiliate equity interests (including $59.1 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $15.0 million for Affiliate equity purchases, net of issuances, during the three months ended March 31, 2021, and we expect net purchases of approximately $100 million of Affiliate equity during the remainder of 2021. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 14 and 15 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2021 and October 2019 to repurchase up to 5.0 million and 6.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. During the three months ended March 31, 2021, we repurchased 1.6 million shares of our common stock, at an average price per share of $128.84. As of March 31, 2021, there were a total of 5.3 million shares available for repurchase under our January 2021 and October 2019 share repurchase programs.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 7 of our Consolidated Financial Statements:

(in millions)	December 31, 2020	March 31, 2021
Senior bank debt	$350.0	$350.0
Senior notes	1,097.3	1,097.5
Junior convertible securities	318.4	308.8
Junior subordinated notes	565.7	565.8

The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
We have a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million term loan (together with the revolver, the “credit facilities”). On January 8, 2021, we amended and refinanced the term loan to adjust the marginal rate by 0.075% to 0.950% and to extend the maturity by three years. The commercial terms of the term loan otherwise remained the same. The revolver matures on January 18, 2024, and the term loan, as amended, matures on January 18, 2026. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.
As of March 31, 2021, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Junior Convertible Securities

As of March 31, 2021, we had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $308.8 million. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
The carrying value of the junior convertible securities is accreted to the principal amount at maturity ($416.7 million) over a remaining life of approximately 17 years. Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. In the first quarter of 2021, we paid $15.0 million to repurchase a portion of our junior convertible securities, resulting in reductions of $10.3 million and $2.9 million to Debt and Additional paid-in capital, respectively. As a result of these repurchases, we also reduced our Deferred income tax liability (net) by $3.3 million.
Equity Distribution Program
We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of March 31, 2021, no sales had occurred under the equity distribution program.
Derivatives
See Note 8 of our Consolidated Financial Statements.
Commitments
See Note 9 of our Consolidated Financial Statements.
Leases
As of March 31, 2021, our lease obligations were $29.4 million for the remainder of 2021, $66.1 million from 2022 through 2023, $48.6 million from 2024 through 2025, and $63.9 million thereafter. The portion of these lease obligations attributable to the controlling interest were $7.4 million for the remainder of 2021, $15.9 million from 2022 through 2023, $14.0 million from 2024 through 2025, and $4.0 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2020 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2021. Please refer to Item 7A of our 2020 Annual Report on Form 10-K.
Item 4.Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures during the quarter covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective in ensuring that (i) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1-31, 2021	172,967	$109.73	172,967	$109.73	6,745,705
February 1-28, 2021(3)	1,223,363	128.81	1,168,178	128.08	5,577,527
March 1-31, 2021	288,823	143.33	288,823	143.33	5,288,704
Total	1,685,153	129.34	1,629,968	128.84
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap option exercise transactions, if any. Also includes 4,000 shares purchased in open market transactions by the President and Chief Executive Officer of the Company, which were previously disclosed on a Form 4 filed with the Securities and Exchange Commission.
(2)Our Board of Directors authorized share repurchase programs in January 2021 and October 2019 to repurchase up to 5.0 million and 6.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of March 31, 2021, there were a total of 5.3 million shares available for repurchase under our January 2021 and October 2019 share repurchase programs.
(3)Includes 0.1 million shares delivered upon completion of a $100.0 million accelerated share repurchase program entered into in December 2020 and completed in February 2021, under which we repurchased a total of 0.9 million shares of our common stock at an average price of $110.10 per share.
Item 5.Other Information
The Company’s Board of Directors has amended and restated the Company’s By-laws, effective as of the date of this Quarterly Report on Form 10-Q, to add references to “Managing Directors” in Sections 1 and 11 of Article III, in light of the Company’s recent organizational evolution and new officer titles. The summary above is qualified in its entirety by the text of the amended and restated By-laws, which are attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated By-Laws*
10.1†	Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan*
10.2†	Form of Stock Option Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan*
22	Subsidiary Issuers of Guaranteed Securities*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three-month periods ended March 31, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2021 and 2020, (iii) the Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Equity for the three-month periods ended March 31, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements
104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
†    Indicates a management contract or compensatory plan
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 7, 2021	/s/ THOMAS M. WOJCIK
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