Form 10-Q
period 2021-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2021-11-05
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 40,651,314 shares of the registrant’s common stock outstanding on November 3, 2021.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Consolidated revenue	$494.8	$575.2	$1,473.2	$1,720.6

Consolidated expenses:
Compensation and related expenses	212.5	256.4	636.9	752.2
Selling, general and administrative	74.1	82.9	237.9	250.3
Intangible amortization and impairments	31.9	8.9	133.4	25.3
Interest expense	23.8	28.5	65.6	82.8
Depreciation and other amortization	4.6	4.0	14.7	12.5
Other expenses (net)	12.3	14.6	34.6	40.6
Total consolidated expenses	359.2	395.3	1,123.1	1,163.7

Equity method income (loss) (net)	17.0	35.9	(78.8)	125.1

Investment and other income	12.7	37.5	2.9	91.1
Income before income taxes	165.3	253.3	274.2	773.1

Income tax expense	37.5	44.9	43.0	166.4
Net income	127.8	208.4	231.2	606.7

Net income (non-controlling interests)	(56.5)	(80.0)	(144.9)	(219.4)
Net income (controlling interest)	$71.3	$128.4	$86.3	$387.3

Average shares outstanding (basic)	46.3	41.1	47.1	41.8
Average shares outstanding (diluted)	46.5	44.3	47.2	44.8

Earnings per share (basic)	$1.54	$3.12	$1.83	$9.28
Earnings per share (diluted)	$1.53	$3.00	$1.83	$8.95

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Net income	$127.8	$208.4	$231.2	$606.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	24.7	(19.7)	(51.4)	11.7
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.2	(1.9)	(2.1)	(1.0)
Other comprehensive income (loss), net of tax	24.9	(21.6)	(53.5)	10.7
Comprehensive income	152.7	186.8	177.7	617.4
Comprehensive income (non-controlling interests)	(65.9)	(77.3)	(137.5)	(215.5)
Comprehensive income (controlling interest)	$86.8	$109.5	$40.2	$401.9

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2020	September 30, 2021
Assets
Cash and cash equivalents	$1,039.7	$1,128.0
Receivables	421.6	492.5
Investments in marketable securities	74.9	75.8
Goodwill	2,661.4	2,658.5
Acquired client relationships (net)	1,048.8	1,018.2
Equity method investments in Affiliates (net)	2,074.8	2,085.2
Fixed assets (net)	79.6	74.2
Other investments	257.2	357.1
Other assets	230.9	218.1
Total assets	$7,888.9	$8,107.6
Liabilities and Equity
Payables and accrued liabilities	$712.4	$690.2
Debt	2,312.1	2,491.8
Deferred income tax liability (net)	423.4	513.9
Other liabilities	452.2	463.3
Total liabilities	3,900.1	4,159.2
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	671.5	748.9
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares outstanding in 2020 and 2021)	0.6	0.6
Additional paid-in capital	728.9	556.0
Accumulated other comprehensive loss	(98.3)	(83.7)
Retained earnings	4,005.5	4,391.5
	4,636.7	4,864.4
Less: Treasury stock, at cost (14.5 shares in 2020 and 17.7 shares in 2021)	(1,857.0)	(2,227.5)
Total stockholders' equity	2,779.7	2,636.9
Non-controlling interests	537.6	562.6
Total equity	3,317.3	3,199.5
Total liabilities and equity	$7,888.9	$8,107.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended September 30, 2020	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2020	$0.6	$768.2	$(170.4)	$3,819.3	$(1,563.0)	$487.2	$3,341.9
Net income	—	—	—	71.3	—	56.5	127.8
Other comprehensive income, net of tax	—	—	15.5	—	—	9.4	24.9
Share-based compensation	—	15.7	—	—	—	—	15.7
Common stock issued under share-based incentive plans	—	(1.1)	—	—	1.0	—	(0.1)
Share repurchases	—	4.6	—	—	(89.0)	—	(84.4)
Dividends ($0.01 per share)	—	—	—	(0.5)	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	3.5	—	—	—	6.0	9.5
Issuances	—	2.9	—	—	—	0.2	3.1
Purchases	—	21.0	—	—	—	(2.2)	18.8
Changes in redemption value of Redeemable non-controlling interests	—	(50.7)	—	—	—	—	(50.7)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.2)	(0.2)
Distributions to non-controlling interests	—	—	—	—	—	(77.4)	(77.4)
September 30, 2020	$0.6	$764.1	$(154.9)	$3,890.1	$(1,651.0)	$479.5	$3,328.4

Three Months Ended September 30, 2021	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2021	$0.6	$539.3	$(64.8)	$4,263.4	$(2,128.9)	$548.3	$3,157.9
Net income	—	—	—	128.4	—	80.0	208.4
Other comprehensive loss, net of tax	—	—	(18.9)	—	—	(2.7)	(21.6)
Share-based compensation	—	21.2	—	—	—	—	21.2
Common stock issued under share-based incentive plans	—	(7.8)	—	—	1.4	—	(6.4)
Repurchases of junior convertible securities	—	(1.3)	—	—	—	—	(1.3)
Share repurchases	—	—	—	—	(100.0)	—	(100.0)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity activity:
Affiliate equity compensation	—	2.5	—	—	—	8.9	11.4
Issuances	—	—	—	—	—	0.5	0.5
Purchases	—	1.2	—	—	—	(2.4)	(1.2)
Changes in redemption value of Redeemable non-controlling interests	—	0.9	—	—	—	—	0.9
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Capital contributions and other	—	—	—	—	—	(2.5)	(2.5)
Distributions to non-controlling interests	—	—	—	—	—	(67.4)	(67.4)
September 30, 2021	$0.6	$556.0	$(83.7)	$4,391.5	$(2,227.5)	$562.6	$3,199.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Nine Months Ended September 30, 2020	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1
Net income	—	—	—	86.3	—	144.9	231.2
Other comprehensive loss, net of tax	—	—	(46.1)	—	—	(7.4)	(53.5)
Share-based compensation	—	46.4	—	—	—	—	46.4
Common stock issued under share-based incentive plans	—	(40.9)	—	—	34.4	—	(6.5)
Share repurchases	—	0.1	—	—	(204.1)	—	(204.0)
Dividends ($0.34 per share)	—	—	—	(16.0)	—	—	(16.0)
Affiliate equity activity:
Affiliate equity compensation	—	11.4	—	—	—	24.9	36.3
Issuances	—	1.1	—	—	—	18.8	19.9
Purchases	—	57.4	—	—	—	(13.5)	43.9
Changes in redemption value of Redeemable non-controlling interests	—	(18.6)	—	—	—	—	(18.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(5.6)	(5.6)
Capital contributions and other	—	—	—	—	—	4.9	4.9
Distributions to non-controlling interests	—	—	—	—	—	(249.1)	(249.1)
September 30, 2020	$0.6	$764.1	$(154.9)	$3,890.1	$(1,651.0)	$479.5	$3,328.4

Nine Months Ended September 30, 2021	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
Net income	—	—	—	387.3	—	219.4	606.7
Other comprehensive income (loss), net of tax	—	—	14.6	—	—	(3.9)	10.7
Share-based compensation	—	44.5	—	—	—	—	44.5
Common stock issued under share-based incentive plans	—	(54.1)	—	—	36.8	—	(17.3)
Repurchases of junior convertible securities	—	(6.1)	—	—	—	—	(6.1)
Share repurchases	—	17.3	—	—	(407.3)	—	(390.0)
Dividends ($0.03 per share)	—	—	—	(1.3)	—	—	(1.3)
Affiliate equity activity:
Affiliate equity compensation	—	9.6	—	—	—	36.5	46.1
Issuances	—	(16.7)	—	—	—	21.0	4.3
Purchases	—	9.5	—	—	—	13.2	22.7
Changes in redemption value of Redeemable non-controlling interests	—	(176.9)	—	—	—	—	(176.9)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(3.9)	(3.9)
Capital contributions and other	—	—	—	—	—	3.6	3.6
Distributions to non-controlling interests	—	—	—	—	—	(260.9)	(260.9)
September 30, 2021	$0.6	$556.0	$(83.7)	$4,391.5	$(2,227.5)	$562.6	$3,199.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2021
Cash flow from (used in) operating activities:
Net income	$231.2	$606.7
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	133.4	25.3
Depreciation and other amortization	14.7	12.5
Deferred income tax expense	10.6	87.6
Equity method loss (income) (net)	78.8	(125.1)
Distributions of earnings received from equity method investments	197.2	288.1
Share-based compensation and Affiliate equity expense	82.7	90.9
Other non-cash items	20.3	(69.1)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(83.5)	(91.1)
Sales of securities by consolidated Affiliate sponsored investment products	77.6	49.9
Decrease (increase) in receivables	9.0	(81.0)
(Increase) decrease in other assets	(8.5)	22.5
(Decrease) increase in payables, accrued liabilities, and other liabilities	(136.7)	80.1
Cash flow from operating activities	626.8	897.3
Cash flow from (used in) investing activities:
Investments in Affiliates	(2.4)	(144.9)
Return of capital from equity method investments	—	3.4
Purchase of fixed assets	(6.8)	(4.9)
Purchase of investment securities	(35.7)	(57.4)
Sale of investment securities	36.9	26.0
Cash flow used in investing activities	(8.0)	(177.8)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes, and junior subordinated notes	874.8	200.0
Repayments of senior bank debt and junior convertible securities	(350.0)	(26.1)
Repurchases of common stock (net)	(213.0)	(493.0)
Dividends paid on common stock	(16.3)	(1.3)
Distributions to non-controlling interests	(249.1)	(260.9)
Affiliate equity (purchases) / issuances (net)	(232.5)	(47.8)
Other financing items	(35.4)	3.6
Cash flow used in financing activities	(221.5)	(625.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5.3)	(1.8)
Net increase in cash and cash equivalents	392.0	92.2
Cash and cash equivalents at beginning of period	539.6	1,039.7
Effect of deconsolidation of Affiliates and Affiliate sponsored investment products	(2.2)	(3.9)
Cash and cash equivalents at end of period	$929.4	$1,128.0

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
Recent Accounting Developments
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments and also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share calculation. The standard is effective for interim and annual periods beginning after December 15, 2021 for the Company and its consolidated Affiliates, and is effective for interim and annual periods beginning after December 15, 2023 for the Company’s Affiliates accounted for under the equity method. The Company’s adoption of ASU 2020-06 will result in the Company accounting for its convertible debt instrument as a single liability measured at amortized cost and will modify how certain equity instruments that may be settled in cash or shares, at the Company’s option, impact the calculation of Earnings per share (diluted). The Company plans to adopt the standard using a modified retrospective method. Assuming no further repurchases of its convertible debt instruments, the Company currently estimates the adoption of this standard will result in increases in Debt and beginning Retained Earnings of $102.4 million and $4.6 million, respectively, and decreases in Additional paid-in-capital and Deferred income tax liability (net) of $81.4 million and $25.6 million, respectively. While the potential dilution to the calculation of Earnings per share (diluted) could be material and depends upon a number of factors, such as current share price, number of convertible shares, and conversion price, if the standard was adopted in the current period, Earnings per share (diluted) would not be significantly impacted.
3.Investments in Marketable Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of Investments in marketable securities:

	December 31, 2020	September 30, 2021
Cost	$69.4	$68.5
Unrealized gains	5.5	8.2
Unrealized losses	(0.0)	(0.9)
Fair value	$74.9	$75.8
As of December 31, 2020 and September 30, 2021, Investments in marketable securities include consolidated Affiliate sponsored investment products with fair values of $52.3 million and $19.0 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.Other Investments
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

	December 31, 2020		September 30, 2021
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$235.4	$122.2	$307.0	$114.1
Investments in other strategies(2)	8.0	—	16.6	—
Total(3)	$243.4	$122.2	$323.6	$114.1
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
(3)Fair value attributable to the controlling interest was $164.4 million and $217.7 million as of December 31, 2020 and September 30, 2021, respectively.
Investments Without Readily Determinable Fair Values
The following table summarizes the cost, cumulative upward adjustments, and carrying amount of investments without readily determinable fair values:

	December 31, 2020	September 30, 2021
Cost	$8.5	$8.5
Cumulative upward adjustments	5.3	25.0
Carrying amount	$13.8	$33.5
During the three and nine months ended September 30, 2021, the Company recorded an upward adjustment of $19.7 million based on an observable price change in the underlying investment.
5.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$74.9	$25.7	$49.2	$—
Derivative financial instruments(1)	3.5	—	3.5	—
Financial Liabilities(2)
Affiliate equity purchase obligations	$22.0	$—	$—	$22.0
Derivative financial instruments	4.2	—	4.2	—

		Fair Value Measurements
	September 30, 2021
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$75.8	$61.1	$14.7	$—
Derivative financial instruments(1)	1.0	—	1.0	—
Financial Liabilities(2)
Affiliate equity purchase obligations	$47.7	$—	$—	$47.7
Derivative financial instruments	2.5	—	2.5	—
__________________________
(1)Amounts are presented within Other assets on the Consolidated Balance Sheets.
(2)Amounts are presented within Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in level 3 liabilities for Affiliate equity purchase obligations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Balance, beginning of period	$73.3	$47.9	$19.8	$22.0
Net realized and unrealized (gains) losses(1)	(0.2)	—	(4.1)	2.2
Purchases and issuances(2)	85.8	3.3	292.8	86.3
Settlements and reductions	(89.0)	(3.5)	(238.6)	(62.8)
Balance, end of period	$69.9	$47.7	$69.9	$47.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$—	$—	$—	$—
___________________________
(1)Accretion expense for these arrangements and obligations is recorded in Interest expense in the Consolidated Statements of Income.
(2)Includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2020			September 30, 2021
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$22.0	(5)% - 8%	3%	$47.7	1% - 8%	5%
		Discount rates		14% - 16%	15%		15% - 17%	15%
___________________________
(1)Calculated by comparing the relative fair value of an obligation to its respective total.
(2)Represents growth rates of asset- and performance-based fees.
Affiliate equity purchase obligations include agreements to purchase Affiliate equity. As of September 30, 2021, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
Other Financial Assets and Liabilities Not Carried at Fair Value
The Company has other financial assets and liabilities that are not required to be carried at fair value, but are required to be disclosed at fair value. The carrying amount of Cash and cash equivalents, Receivables, and Payables and accrued liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable, which is reported in Other assets, approximates fair value because interest rates and other terms are at market rates. The carrying value of the credit facilities approximates fair value because the credit facilities have variable interest based on selected short-term rates.
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2020		September 30, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,097.3	$1,206.6	$1,097.8	$1,180.7	Level 2
Junior subordinated notes	565.7	623.1	765.8	804.3	Level 2
Junior convertible securities	318.4	427.6	301.4	457.7	Level 2
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
The Company consolidates VREs when it has control over significant operating, financial, and investing decisions of the entity. When the Company lacks such control, but is deemed to have significant influence, the Company accounts for the VRE under the equity method. Other investments with readily determinable fair values in which the Company does not have rights to exercise significant influence are recorded at fair value on the Consolidated Balance Sheets, with changes in fair value included in Investment and other income.
The Company consolidates VIEs when it is the primary beneficiary of the entity, which is defined as having the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Substantially all of the Company’s

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The Company periodically performs assessments to determine if the fair value of an investment may have declined below its related carrying value for its Affiliates accounted for under the equity method for a period that the Company considers to be other-than-temporary. Where the Company believes that such declines may have occurred, the Company determines the amount of impairment using valuation methods, such as discounted cash flow analyses. Impairments are recorded as an expense in Equity method income (loss) (net) to reduce the carrying value of the Affiliate to its fair value.
The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2020		September 30, 2021
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,384.2	$1,962.1	$1,194.6	$1,976.7
As of December 31, 2020 and September 30, 2021, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,074.8 million and $2,085.2 million, respectively, including Affiliates accounted for under the equity method considered VREs of $112.7 million and $108.5 million, respectively.
Affiliate Sponsored Investment Products
The Company’s Affiliates sponsor various investment products where the Affiliate also acts as the investment adviser. These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its Affiliates.
Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset- and performance-based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products. As a result, the Company generally does not consolidate these products unless the Company’s or its consolidated Affiliate’s interest in the product is considered substantial. When the Company’s or its consolidated Affiliates’ interests are considered substantial and the products are consolidated, the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets, with corresponding changes in the investments’ fair values included in Investment and other income. Purchases and sales of securities are presented within purchases and sales by consolidated Affiliate sponsored investment products in the Consolidated Statements of Cash Flows, respectively, and the third-party investors’ interests are recorded in Redeemable non-controlling interests. When the Company or its consolidated Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.
The Company’s carrying value, and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliates’ interests in the unconsolidated net assets of the respective products. The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2020		September 30, 2021
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,378.2	$0.9	$3,155.9	$13.6

7.Debt
The following table summarizes the Company’s Debt:

	December 31, 2020	September 30, 2021
Senior bank debt	$349.8	$349.8
Senior notes	1,091.9	1,093.1
Junior subordinated notes	556.4	751.4
Junior convertible securities	314.0	297.5
Debt	$2,312.1	$2,491.8
The Company’s senior notes, junior subordinated notes, and junior convertible securities are carried at amortized cost. Unamortized discounts and debt issuance costs are presented within the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.
Senior Bank Debt
The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The Company amended and restated the revolver in October 2021, extending the maturity from January 18, 2024 to October 23, 2026, and amended the term loan in January 2021 and June 2021, and further amended and restated the term loan in October 2021, extending the maturity from January 18, 2023 to October 23, 2026. Through these amendments, the Company also reduced applicable rates for the revolver and the term loan, and provided for customary LIBOR succession provisions. The commercial terms of the revolver and the term loan otherwise remain the same. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. As of September 30, 2021, the interest rate for the Company’s borrowings under the term loan was LIBOR plus 0.85%. As of December 31, 2020 and September 30, 2021, the Company had no outstanding borrowings under the revolver.
Senior Notes
As of September 30, 2021, the Company had senior notes outstanding. The carrying value of the senior notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the senior notes outstanding as of September 30, 2021 were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Call price	As defined	As defined	As defined
The senior notes may be redeemed, in whole or in part, at any time, in the case of the 2024 and 2025 senior notes, and at any time prior to March 15, 2030, in the case of the 2030 senior notes. In each case, the senior notes may be redeemed at a make-whole redemption price, plus accrued and unpaid interest. The make-whole redemption price, in each case, is equal to the greater of 100% of the principal amount of the notes to be redeemed and the remaining principal and interest payments on the notes being redeemed (excluding accrued but unpaid interest to, but not including, the redemption date) discounted to their present value as of the redemption date at the applicable treasury rate plus 0.25%, in the case of the 2024 and the 2025 senior notes, and to their present value as of the redemption date on a semi-annual basis at the applicable treasury rate plus 0.40%, in the case of the 2030 senior notes.
Junior Subordinated Notes
As of September 30, 2021, the Company had junior subordinated notes outstanding. The carrying value of the junior subordinated notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the junior subordinated notes outstanding as of September 30, 2021 were as follows:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes
Issue date	March 2019	September 2020	July 2021
Maturity date	March 2059	September 2060	September 2061
Par value (in millions)	$300.0	$275.0	$200.0
Stated coupon	5.875%	4.75%	4.20%
Coupon frequency	Quarterly	Quarterly	Quarterly
Potential call date	March 2024	September 2025	September 2026
Call price	As defined	As defined	As defined
Listing	NYSE	NYSE	NYSE
The junior subordinated notes may be redeemed at any time, in whole or in part, on or after March 30, 2024, in the case of the 2059 junior subordinated notes, on or after September 30, 2025, in the case of the 2060 junior subordinated notes, and on or after September 30, 2026, in the case of the 2061 junior subordinated notes. In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
Junior Convertible Securities
As of September 30, 2021, the Company had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $301.4 million. The carrying value is accreted to the principal amount at

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

maturity ($404.7 million) over a remaining life of approximately 16 years. Holders of the junior convertible securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities, subject to its stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the nine months ended September 30, 2021, the Company paid $28.7 million to repurchase a portion of its junior convertible securities, resulting in reductions of $26.1 million and $6.1 million in Debt and Additional paid-in capital, respectively. As a result of these repurchases, the Company also reduced its Deferred income tax liability (net) by $6.2 million.
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
The Company has an interest rate swap contract (the “interest rate swap”) with a large financial institution (the “swap counterparty”), which will expire in March 2023. The interest rate swap, which is designated as a cash flow hedge, is used to exchange a portion of the Company’s LIBOR-based interest payments for fixed-rate interest payments. Under the contract, the Company receives payments based on one month LIBOR and makes payments based on an annual fixed-rate of 0.5135% on a notional amount of $250.0 million. The terms of the contract also require the Company and the swap counterparty to post cash collateral in certain circumstances throughout the duration of the contract. As of September 30, 2021, the Company held no cash collateral from the swap counterparty, and the swap counterparty held $1.1 million of cash collateral from the Company.
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
The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2020		September 30, 2021
	Assets	Liabilities	Assets	Liabilities
Forward foreign currency contracts	$3.5	$(2.3)	$1.0	$(1.4)
Interest rate swap	—	(1.9)	—	(1.1)
Total	$3.5	$(4.2)	$1.0	$(2.5)

The Company and certain of its consolidated Affiliates have entered into contracts that do not include set-off rights and are therefore presented on a gross basis in Other assets and Other liabilities; they were $3.5 million and $4.2 million, respectively, as of December 31, 2020, and $1.0 million and $2.5 million, respectively, as of September 30, 2021.
The following table summarizes the effects of derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended September 30,
	2020			2021
	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain (Loss) Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain (Loss) Recognized in Earnings from Excluded Components(1)
Forward foreign currency contracts	$0.4	$0.1	$—	$(2.0)	$0.4	$—
Interest rate swap	(0.1)	—	—	0.1	—	—
Total	$0.3	$0.1	$—	$(1.9)	$0.4	$—

	For the Nine Months Ended September 30,
	2020			2021
	Gain (Loss) Recognized in Other Comprehensive Loss	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recognized in Earnings from Excluded Components(1)	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain (Loss) Recognized in Earnings from Excluded Components(1)
Forward foreign currency contracts	$64.9	$0.4	$2.8	$(1.6)	$1.4	$—
Put options	(47.7)	—	—	—	—	—
Call options	(1.3)	—	—	—	—	—
Interest rate swap	(2.1)	—	—	0.7	—	—
Total	$13.8	$0.4	$2.8	$(0.9)	$1.4	$—
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of September 30, 2021, these unfunded commitments were $114.1 million and may be called in future periods.
As of September 30, 2021, the Company was contingently liable to make payments of $188.0 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $40.5 million may become payable in 2022 and $147.5 million may become payable from 2023 through 2029. As of September 30, 2021, the Company expected to make payments of approximately $15 million. In the event certain financial targets are not met at one of the Company’s Affiliates, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
Affiliate equity interests provide holders at consolidated Affiliates with a conditional right to put their interests to the Company over time. See Note 15. In connection with one of the Company’s investments in an Affiliate accounted for under the equity method, a minority owner has the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. If the minority owner sells its interest to the Company, the Company will continue to account for the Affiliate under the equity method. In the fourth quarter of 2020, the Company was notified by the minority owner that it may elect to sell a 5% interest in the Affiliate to the Company. In the first quarter of 2021, with the consent of the Company, the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

minority owner rescinded this notice. As of September 30, 2021, the minority owner maintained a 14% ownership interest in the Affiliate.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. The Company’s management is not aware of any significant violations of such requirements.
On July 2, 2021, the Company entered into a definitive agreement to acquire a majority equity interest in Parnassus Investments, an ESG-dedicated fund manager. On October 1, 2021, the Company completed its investment for upfront cash consideration of $300.4 million, deferred consideration of $150.2 million which is payable in the fourth quarter of 2022, and a contingent payment obligation related to the achievement of specified financial targets of up to $75.1 million which may become payable from 2024 through 2026. This transaction was financed with available cash.
On September 27, 2021, the Company entered into a definitive agreement to acquire a majority equity interest in Abacus Capital Group LLC (“Abacus”), a real estate investment manager focused on the U.S. multifamily sector. Following the close of the transaction, Abacus partners will continue to hold a substantial portion of the equity of the business and direct its day-to-day operations. The transaction, which is expected to close during the fourth quarter of 2021, is subject to customary closing conditions and regulatory approvals.
10.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2020	$2,661.4
Foreign currency translation	(2.9)
Balance, as of September 30, 2021	$2,658.5
As of September 30, 2021, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2020	$1,166.6	$(1,026.8)	$139.8	$909.0	$1,048.8
Intangible amortization and impairments	—	(25.3)	(25.3)	—	(25.3)
Foreign currency translation	(0.2)	0.1	(0.1)	(5.2)	(5.3)
Balance, as of September 30, 2021	$1,166.4	$(1,052.0)	$114.4	$903.8	$1,018.2
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $7.0 million and $48.2 million for the three and nine months ended September 30, 2020, respectively, and $8.9 million and $25.3 million for the three and nine months ended September 30, 2021, respectively. Based on relationships existing as of September 30, 2021, the Company estimates that its consolidated amortization expense will be approximately $9 million for the remainder of 2021, approximately $30 million in each of 2022 and 2023, approximately $15 million in 2024, and approximately $10 million in each of 2025 and 2026.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Accordingly, the Company recorded an expense in Intangible amortization and impairments of $12.5 million attributable to the controlling interest ($14.0 million in aggregate) to reduce the carrying value of the asset to fair value. The decline in the fair value was a result of a projected decline in assets under management that decreased the forecasted revenue associated with the asset. The fair value of the asset was determined using a discounted cash flow analysis, a level 3 fair value measurement that included a projected growth rate of (14)% for assets under management, a discount rate of 15% for asset-based fees, and a market participant tax rate of 25%.
In addition, in the third quarter of 2020, the Company recorded an expense in Intangible amortization and impairments of $7.4 million attributable to the controlling interest ($10.9 million in aggregate) to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of one of its Affiliate’s retail investment products.
As of September 30, 2021, no impairments of indefinite-lived acquired client relationships were indicated. If financial markets become depressed for a prolonged period as a result of the novel coronavirus global pandemic (“COVID-19”) or other factors, the fair values of these assets could drop below their carrying values resulting in future impairments.
11.Equity Method Investments in Affiliates
In the first and second quarters of 2021, the Company completed minority investments in Boston Common Asset Management LLC (“Boston Common”) and OCP Asia Limited (“OCP Asia”), respectively. The majority of the consideration paid for both Boston Common and OCP Asia is deductible for U.S. tax purposes over a 15-year life. The Company’s purchase price allocation for each investment was measured using financial models that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
The following table presents the change in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2020	$2,074.8
Investments in Affiliates	144.3
Earnings	218.9
Intangible amortization and impairments	(93.8)
Distributions of earnings	(288.1)
Return of capital	(3.4)
Foreign currency translation	25.8
Other	6.7
Balance, as of September 30, 2021	$2,085.2
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $34.3 million and $110.5 million for the three and nine months ended September 30, 2020, respectively, and $29.3 million and $93.8 million for the three and nine months ended September 30, 2021, respectively. Based on relationships existing as of September 30, 2021, the Company estimates the amortization expense attributable to its Affiliates will be approximately $30 million for the remainder of 2021, approximately $80 million in each of 2022 and 2023, and approximately $50 million in each of 2024, 2025, and 2026.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of September 30, 2021, the estimated fair values of the Company’s Affiliates accounted for under the equity method exceeded their carrying values. If financial markets become depressed for a prolonged period as a result of COVID-19 or other factors, or the financial performance of an Affiliate worsens as a result of net client cash outflows or performance, regardless of the performance of financial markets, the fair values of these assets could drop below their carrying values for periods considered other-than-temporary, resulting in future impairments.
As of September 30, 2021, the Company was obligated to make deferred and contingent payments of $103.9 million related to certain of its Affiliates accounted for under the equity method, of which $63.9 million is payable in 2021, although this amount may be funded in future periods, and $40.0 million is payable in 2022.
12.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $35.4 million and $31.7 million as of December 31, 2020 and September 30, 2021, respectively.
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
The Company has related party transactions in association with its deferred and contingent payment arrangements, and Affiliate equity transactions, as more fully described in Notes 9, 11, 14, and 15.
13.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Share-based compensation	$15.7	$21.2	$46.4	$44.5
Tax benefit	2.9	3.5	8.4	7.8
As of December 31, 2020, the Company had unrecognized share-based compensation expense of $86.2 million. As of September 30, 2021, the Company had unrecognized share-based compensation expense of $82.5 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2020	1.2	$99.46
Units granted	0.2	139.71
Units vested	(0.3)	130.58
Units forfeited	(0.1)	105.45
Performance condition changes	0.1	80.19
Unvested units - September 30, 2021	1.1	94.22
For the nine months ended September 30, 2020 and 2021, the Company granted restricted stock units with fair values of $31.6 million and $27.8 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2020	2.9	$82.14
Options granted	0.0	150.68
Options exercised	(0.2)	120.12
Options forfeited	(0.0)	154.44
Performance condition changes	0.6	74.42
Unexercised options outstanding - September 30, 2021	3.3	78.21	4.8
Exercisable at September 30, 2021	0.2	131.74	1.6
For the nine months ended September 30, 2020 and 2021, the Company granted stock options with fair values of $4.4 million and $2.0 million, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The weighted average fair value of options granted was $18.23 and $54.19, per option, for the nine months ended September 30, 2020 and 2021, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Nine Months Ended September 30,
	2020	2021
Dividend yield	1.6%	0.0%
Expected volatility	30.4%	37.1%
Risk-free interest rate	0.9%	1.0%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%
14.Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the Company’s Affiliate equity is presented within Non-controlling interests. Upon becoming redeemable, these interests are reclassified to Redeemable non-controlling interests at their current redemption values. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company receives a put notice and, therefore, has an unconditional obligation to purchase Affiliate equity interests, the interests are reclassified from Redeemable non-controlling interests to Other liabilities.
The following table presents the changes in Redeemable non-controlling interests:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Redeemable Non-controlling Interests
Balance, as of December 31, 2020(1)	$671.5
Decrease attributable to consolidated Affiliate sponsored investment products	(17.1)
Transfers to Other liabilities	(86.3)
Transfers from Non-controlling interests	3.9
Changes in redemption value	176.9
Balance, as of September 30, 2021(1)	$748.9
___________________________
(1)As of December 31, 2020 and September 30, 2021, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $35.4 million and $18.3 million, respectively.
15.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $249.1 million and $260.9 million, for the nine months ended September 30, 2020 and 2021, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and its officers under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals. For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements. For the nine months ended September 30, 2020 and 2021, the amount of cash paid for purchases was $249.6 million and $65.9 million, respectively. For the nine months ended September 30, 2020 and 2021, the total amount of cash received for issuances was $17.1 million and $18.1 million, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Controlling interest	$3.5	$2.8	$11.4	$9.9
Non-controlling interests	6.0	8.9	24.9	36.5
Total	$9.5	$11.7	$36.3	$46.4
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2020	$35.9	4 years	$109.7	5 years
September 30, 2021	47.6	5 years	108.1	4 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $9.6 million and $15.5 million as of December 31, 2020 and September 30, 2021, respectively, and was included in Other assets. The total payable was $22.0 million and $47.7 million as of December 31, 2020 and September 30, 2021, respectively, and was included in Other liabilities.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Net income (controlling interest)	$71.3	$128.4	$86.3	$387.3
Increase (decrease) in controlling interest paid-in capital from Affiliate equity issuances	2.9	—	1.6	(17.5)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(65.4)	(1.2)	(226.0)	(57.2)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$8.8	$127.2	$(138.1)	$312.6
16.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Controlling interest:
Current taxes	$4.4	$23.2	$25.0	$71.6
Intangible-related deferred taxes	27.0	12.0	(7.1)	51.9
Other deferred taxes	1.1	7.4	15.8	29.7
Total controlling interest	32.5	42.6	33.7	153.2
Non-controlling interests:
Current taxes	$3.1	$2.3	$7.4	$7.2
Deferred taxes	1.9	—	1.9	6.0
Total non-controlling interests	5.0	2.3	9.3	13.2
Income tax expense	$37.5	$44.9	$43.0	$166.4
Income before income taxes (controlling interest)	$103.8	$171.0	$120.0	$540.5
Effective tax rate (controlling interest)(1)	31.3%	24.9%	28.1%	28.3%
___________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three months ended September 30, 2020 was higher than the marginal tax rate, primarily due to an $8.1 million deferred tax expense resulting from the revaluation of certain of the Company’s deferred tax liabilities due to an increase in the UK tax rate.
The Company’s effective tax rate (controlling interest) for the nine months ended September 30, 2020 was higher than the marginal tax rate, primarily due to an $8.1 million deferred tax expense resulting from the revaluation of certain of the Company’s deferred tax liabilities due to an increase in the UK tax rate, as well as a $3.6 million tax expense related to share-

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

based compensation, offset by a $5.5 million benefit related to uncertain tax positions in the period. The Company’s effective tax rate (controlling interest) for the nine months ended September 30, 2021 was higher than the marginal tax rate, primarily due to a $19.2 million deferred tax expense resulting from the revaluation of certain deferred tax liabilities due to an increase in the UK tax rate enacted during the second quarter of 2021.
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
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Numerator
Net income (controlling interest)	$71.3	$128.4	$86.3	$387.3
Interest expense on junior convertible securities, net of taxes	—	4.6	—	13.9
Net income (controlling interest), as adjusted	$71.3	$133.0	$86.3	$401.2
Denominator
Average shares outstanding (basic)	46.3	41.1	47.1	41.8
Effect of dilutive instruments:
Stock options and restricted stock units	0.2	1.1	0.1	0.9
Junior convertible securities	—	2.1	—	2.1
Average shares outstanding (diluted)	46.5	44.3	47.2	44.8
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and items that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Stock options and restricted stock units	2.9	0.1	3.1	0.2
Junior convertible securities	2.2	—	2.2	—
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
For the three and nine months ended September 30, 2021, under its authorized share repurchase programs, the Company repurchased 0.6 million and 2.8 million shares of its common stock, respectively, at an average price per share of $161.02 and $141.58, respectively.
18.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended September 30,
	2020			2021
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$25.2	$(0.5)	$24.7	$(19.0)	$(0.7)	$(19.7)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.2	—	0.2	(1.9)	0.0	(1.9)
Other comprehensive income (loss)	$25.4	$(0.5)	$24.9	$(20.9)	$(0.7)	$(21.6)

	For the Nine Months Ended September 30,
	2020			2021
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$(39.7)	$(11.7)	$(51.4)	$18.6	$(6.9)	$11.7
Change in net realized and unrealized gain (loss) on derivative financial instruments	(2.6)	0.5	(2.1)	(0.9)	(0.1)	(1.0)
Other comprehensive income (loss)	$(42.3)	$(11.2)	$(53.5)	$17.7	$(7.0)	$10.7
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2020	$(161.9)	$(0.3)	$(162.2)
Other comprehensive income before reclassifications	11.7	0.4	12.1
Amounts reclassified	—	(1.4)	(1.4)
Net other comprehensive income (loss)	11.7	(1.0)	10.7
Balance, as of September 30, 2021	$(150.2)	$(1.3)	$(151.5)

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
Executive Overview
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality partner-owned investment firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses and enable them to align equity incentives across generations of principals to build enduring franchises. As of September 30, 2021, our aggregate assets under management were $747.8 billion across a broad range of return-oriented strategies.
In the first quarter of 2021, we completed a minority investment in Boston Common Asset Management LLC, a women-owned leader in global sustainable and impact investing. In the second quarter of 2021, we completed a minority investment in OCP Asia Limited, a leading alternative manager in private markets, providing customized secured lending solutions across the Asia-Pacific region.
In the third quarter of 2021, we entered into a definitive agreement to acquire a majority equity interest in Parnassus Investments (“Parnassus”), an ESG-dedicated fund manager, and on October 1, 2021, we completed our investment. Following the close of the transaction, Parnassus partners continue to hold a substantial portion of the equity of the business and direct its day-to-day operations.
In the third quarter of 2021, we entered into a definitive agreement to acquire a majority equity interest in Abacus Capital Group LLC (“Abacus”), a real estate investment manager focused on the U.S. multifamily sector. Following the close of the transaction, Abacus partners will continue to hold a substantial portion of the equity of the business and direct its day-to-day operations. The transaction, which is expected to close during the fourth quarter of 2021, is subject to customary closing conditions and regulatory approvals.
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

The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in billions, except as noted)	2020	2021	% Change	2020	2021	% Change
Assets under management	$653.5	$747.8	14%	$653.5	$747.8	14%
Average assets under management	657.9	751.8	14%	652.2	745.8	14%
Aggregate fees (in millions)	961.7	1,076.2	12%	3,175.7	3,676.2	16%
Assets under management, and therefore average assets under management, include the assets under management of our consolidated and equity method Affiliates. Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management for mutual funds and similar retail investment products represents an average of the daily net assets under management, while for institutional and high net worth clients, average assets under management generally represents an average of the assets at the beginning or end of each month during the applicable period.
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
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for return-oriented strategies, particularly in illiquid alternative and multi-asset and fixed income strategies where we have been experiencing net inflows, reflecting continued investor demand for returns that are less correlated to traditional equity markets. In addition, investor demand for passively-managed products, including exchange traded funds, has continued, and we have experienced outflows in certain equity strategies consistent with this industry-wide trend. However, we believe the best performing active equity managers (whether global-, regional-, or country-specific) will continue to have significant opportunities to grow as a result of net client cash inflows. We believe we are well-positioned to benefit from these trends. We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in outstanding firms across the global asset management industry.
The following charts present information regarding the composition of our assets under management by strategy and client type as of September 30, 2021:

Assets Under Management

___________________________

(1)Alternatives include illiquid alternative strategies, which accounted for 15% of our assets under management as of September 30, 2021.

(2)Global equities include emerging markets strategies, which accounted for 7% of our assets under management as of September 30, 2021.
The following tables present changes in our assets under management by strategy and client type for the three and nine months ended September 30, 2021:
By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
June 30, 2021	$223.7	$291.1	$115.5	$125.4	$755.7
Client cash inflows and commitments	12.0	10.2	3.6	5.4	31.2
Client cash outflows	(3.9)	(13.2)	(5.8)	(5.0)	(27.9)
Net client cash flows	8.1	(3.0)	(2.2)	0.4	3.3
Market changes	0.9	(6.1)	(0.8)	0.8	(5.2)
Foreign exchange(1)	(1.0)	(2.3)	(0.4)	(0.5)	(4.2)
Realizations and distributions (net)	(1.1)	—	—	(0.1)	(1.2)
Other(2)	(0.6)	—	—	—	(0.6)
September 30, 2021	$230.0	$279.7	$112.1	$126.0	$747.8

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
June 30, 2021	$409.6	$207.5	$138.6	$755.7
Client cash inflows and commitments	17.1	8.5	5.6	31.2
Client cash outflows	(12.6)	(11.4)	(3.9)	(27.9)
Net client cash flows	4.5	(2.9)	1.7	3.3
Market changes	(3.7)	(1.8)	0.3	(5.2)
Foreign exchange(1)	(2.0)	(1.9)	(0.3)	(4.2)
Realizations and distributions (net)	(1.0)	(0.2)	—	(1.2)
Other(2)	(0.9)	0.1	0.2	(0.6)
September 30, 2021	$406.5	$200.8	$140.5	$747.8

By Strategy - Year to Date

	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2020	$216.5	$278.5	$103.5	$117.7	$716.2
Client cash inflows and commitments	29.5	29.7	17.9	18.6	95.7
Client cash outflows	(15.2)	(52.0)	(22.7)	(18.1)	(108.0)
Net client cash flows	14.3	(22.3)	(4.8)	0.5	(12.3)
New investments	2.6	2.9	1.1	—	6.6
Market changes	9.8	21.7	12.3	8.0	51.8
Foreign exchange(1)	(0.6)	(0.9)	(0.1)	(0.1)	(1.7)
Realizations and distributions (net)	(10.6)	(0.1)	—	(0.1)	(10.8)
Other(2)	(2.0)	(0.1)	0.1	—	(2.0)
September 30, 2021	$230.0	$279.7	$112.1	$126.0	$747.8

By Client Type - Year to Date

	Institutional	Retail	High Net Worth	Total
December 31, 2020	$401.0	$189.3	$125.9	$716.2
Client cash inflows and commitments	38.6	38.3	18.8	95.7
Client cash outflows	(49.4)	(43.8)	(14.8)	(108.0)
Net client cash flows	(10.8)	(5.5)	4.0	(12.3)
New investments	4.5	1.0	1.1	6.6
Market changes	25.2	16.9	9.7	51.8
Foreign exchange(1)	(0.7)	(1.0)	—	(1.7)
Realizations and distributions (net)	(10.2)	(0.3)	(0.3)	(10.8)
Other(2)	(2.5)	0.4	0.1	(2.0)
September 30, 2021	$406.5	$200.8	$140.5	$747.8
___________________________

(1)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.
(2)Other includes assets under management attributable to product transitions and reclassifications.
Aggregate Fees
Aggregate fees consist of asset- and performance-based fees of our consolidated and equity method Affiliates. Asset-based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management. Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance-based fees are generally billed less frequently than asset-based fees, and although performance-based fees inherently depend on investment performance and will vary from period to period, we anticipate performance-based fees will be a recurring component of our aggregate fees.
Aggregate fees are generally determined by the level of our average assets under management and the composition of these assets across our strategies that realize different asset-based fee ratios and performance-based fees. Our asset-based fee ratio is calculated as asset-based fees divided by average assets under management.
Aggregate fees were $1,076.2 million for the three months ended September 30, 2021, an increase of $114.5 million or 12% as compared to the three months ended September 30, 2020. The increase in our aggregate fees was primarily due to a $115.3 million or 12% increase from asset-based fees. The increase in asset-based fees was due to an increase in our average assets under management, primarily driven by strong Affiliate investment performance and market appreciation.
Aggregate fees were $3,676.2 million for the nine months ended September 30, 2021, an increase of $500.5 million or 16% as compared to the nine months ended September 30, 2020. The increase in our aggregate fees was due to a $287.4 million or 9% increase from asset-based fees and a $213.1 million or 7% increase from performance-based fees.  The increase in asset-based fees was due to an increase in our average assets under management, primarily driven by strong Affiliate investment performance and market appreciation.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2020	2021	% Change	2020	2021	% Change
Net income (controlling interest)	$71.3	$128.4	80%	$86.3	$387.3	N.M.(1)
Adjusted EBITDA (controlling interest)(2)	181.2	227.7	26%	543.6	701.8	29%
Economic net income (controlling interest)(2)	152.1	168.5	11%	433.0	524.5	21%
___________________________
(1)Percentage change is not meaningful.

(2)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. For the three months ended September 30, 2021, our Adjusted EBITDA (controlling interest) increased $46.5 million or 26%, primarily due to a $114.5 million or 12% increase in aggregate fees. Adjusted EBITDA (controlling interest) increased more than aggregate fees on a percentage basis primarily due to the recognition of asset- and performance-based fees at Affiliates in which we hold a greater economic interest and net gains on strategic investments.
For the nine months ended September 30, 2021, our Adjusted EBITDA (controlling interest) increased $158.2 million or 29%, primarily due to a $500.5 million or 16% increase in aggregate fees. Adjusted EBITDA (controlling interest) increased more than aggregate fees on a percentage basis due to the recognition of performance-based fees at Affiliates in which we hold a greater economic interest and net gains on strategic investments.
For the three months ended September 30, 2021, our Net income (controlling interest) increased $57.1 million or 80%. The increase in Net income (controlling interest) was greater than the increase in Adjusted EBITDA (controlling interest) primarily due to a $23.5 million decrease in intangible amortization and impairments attributable to the controlling interest, partially offset by a $10.1 million increase in Income tax expense attributable to the controlling interest and a $4.7 million increase in Interest expense attributable to the controlling interest.
For the nine months ended September 30, 2021, our Net income (controlling interest) increased $301.0 million. The increase in Net income (controlling interest) was greater than the increase in Adjusted EBITDA (controlling interest) primarily due to a $229.4 million decrease in intangible amortization and impairments attributable to the controlling interest, partially offset by a $119.5 million increase in Income tax expense attributable to the controlling interest and a $17.2 million increase in Interest expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. For the three months ended September 30, 2021, our Economic net income (controlling interest) increased $16.4 million or 11%, primarily due to a $46.5 million increase in Adjusted EBITDA (controlling interest), partially offset by a $25.1 million increase in current and other deferred taxes, attributable to the controlling interest and a $4.7 million increase in Interest expense attributable to the controlling interest.
For the nine months ended September 30, 2021, our Economic net income (controlling interest) increased $91.5 million or 21%, primarily due to a $158.2 million increase in Adjusted EBITDA (controlling interest), partially offset by a $60.5 million increase in current and other deferred taxes, attributable to the controlling interest and a $17.2 million increase in Interest expense attributable to the controlling interest.
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
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2020	2021	% Change	2020	2021	% Change
Consolidated Affiliate average assets under management (in billions)	$365.2	$435.9	19%	$352.3	$431.1	22%
Consolidated revenue	$494.8	$575.2	16%	$1,473.2	$1,720.6	17%
Our Consolidated revenue increased $80.4 million or 16% for the three months ended September 30, 2021, primarily due to a $79.1 million or 16% increase from asset-based fees.  The increase in asset-based fees was due to an increase in consolidated Affiliate average assets under management, primarily driven by strong Affiliate investment performance and market appreciation.

Our Consolidated revenue increased $247.4 million or 17% for the nine months ended September 30, 2021, due to a $239.0 million or 16% increase from asset-based fees and an $8.4 million or 1% increase from performance-based fees. The increase in asset-based fees was due to an increase in consolidated Affiliate average assets under management, primarily driven by strong Affiliate investment performance and market appreciation. This increase was partially offset by a change in the composition of our assets under management.
Consolidated Expenses
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates in which we share in revenue without regard to expenses. For these Affiliates, the amount of expenses attributable to the non-controlling interests, including compensation, is generally determined by the percentage of revenue allocated to expenses as part of the structured partnership interests in place at the respective Affiliate. Accordingly, increases in revenue generally will increase a consolidated Affiliate’s expenses attributable to the non-controlling interests and decreases in revenue generally will decrease a consolidated Affiliate’s expenses attributable to the non-controlling interests.
The following table presents our Consolidated expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2020	2021		2020	2021
Compensation and related expenses	$212.5	$256.4	21%	$636.9	$752.2	18%
Selling, general and administrative	74.1	82.9	12%	237.9	250.3	5%
Intangible amortization and impairments	31.9	8.9	(72)%	133.4	25.3	(81)%
Interest expense	23.8	28.5	20%	65.6	82.8	26%
Depreciation and other amortization	4.6	4.0	(13)%	14.7	12.5	(15)%
Other expenses (net)	12.3	14.6	19%	34.6	40.6	17%
Total consolidated expenses	$359.2	$395.3	10%	$1,123.1	$1,163.7	4%

Compensation and related expenses increased $43.9 million or 21% for the three months ended September 30, 2021, primarily due to a $36.2 million increase in compensation correlated to the increase in Consolidated revenue, a $5.5 million increase in share-based compensation expense, primarily due to an increase in the vesting assumptions of certain performance-based awards, and a $2.2 million increase in Affiliate equity compensation expense.
Compensation and related expenses increased $115.3 million or 18% for the nine months ended September 30, 2021, primarily due to a $107.0 million increase in compensation correlated to the increase in Consolidated revenue and a $10.1 million increase in Affiliate equity compensation expense.
Selling, general and administrative expenses increased $8.8 million or 12% for the three months ended September 30, 2021, primarily due to an $8.1 million increase in distribution and investment-related expenses principally as a result of an increase in average assets under management on which these expenses are incurred.
Selling, general and administrative expenses increased $12.4 million or 5% for the nine months ended September 30, 2021, primarily due to a $16.4 million increase in distribution and investment-related expenses principally as a result of an increase in average assets under management on which these expenses are incurred, and an $11.7 million increase in professional fees. These increases were partially offset by a $7.1 million decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic, a $3.8 million decrease in sub-advisory expenses related to the previously announced changes to our distribution platform in 2021, and a $3.1 million decrease in reserves on notes receivable.
Intangible amortization and impairments decreased $23.0 million or 72% for the three months ended September 30, 2021, primarily due to a $24.9 million decrease in expenses to reduce the carrying value of acquired client relationships at certain of our Affiliates to fair value. See Note 10 of our Consolidated Financial Statements.
Intangible amortization and impairments decreased $108.1 million or 81% for the nine months ended September 30, 2021, primarily due to an $85.2 million decrease in expenses to reduce the carrying value of acquired client relationships at certain of our Affiliates to fair value. See Note 10 of our Consolidated Financial Statements. The decrease was also due to a $27.1 million reduction in amortization expense related to certain definite-lived assets being fully amortized.
Interest expense increased $4.7 million or 20% for the three months ended September 30, 2021, primarily due to a $4.8 million increase from our junior subordinated notes issued in 2020 and 2021.

Interest expense increased $17.2 million or 26% for the nine months ended September 30, 2021, primarily due to a $16.5 million increase from our debt securities issued in 2020 and 2021, and a $2.8 million increase from the termination of our pound sterling-denominated forward foreign currency contracts, which occurred in the first quarter of 2020. These increases were partially offset by a $2.1 million decrease from lower interest rates and lower borrowings on our senior unsecured term loan facility (the “term loan”).
There were no significant changes in Depreciation and other amortization for the three and nine months ended September 30, 2021.
There were no significant changes in Other expenses (net) for the three months ended September 30, 2021.
Other expenses (net) increased $6.0 million or 17% for the nine months ended September 30, 2021, primarily due to a $6.0 million decrease in gains related to changes in the value of Affiliate equity purchase obligations.
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
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2020	2021	% Change	2020	2021	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$292.7	$315.9	8%	$299.9	$314.7	5%
Equity method revenue	$466.9	$501.0	7%	$1,702.5	$1,955.6	15%

Financial Performance Measures
Equity method earnings	$51.3	$65.2	27%	$171.7	$218.9	27%
Equity method intangible amortization and impairments	(34.3)	(29.3)	(15)%	(250.5)	(93.8)	(63)%
Equity method income (loss) (net)	$17.0	$35.9	N.M.(1)	$(78.8)	$125.1	N.M.(1)
___________________________
(1)Percentage change is not meaningful.
Our equity method revenue increased $34.1 million or 7% for the three months ended September 30, 2021, primarily due to a $36.2 million or 7% increase from asset-based fees. The increase in asset-based fees was due to an increase in equity method Affiliate average assets under management, primarily driven by strong Affiliate investment performance and market appreciation, and investments in new Affiliates, partially offset by net client cash outflows.
For the three months ended September 30, 2021, equity method earnings increased $13.9 million or 27%, primarily due to a $34.1 million or 7% increase in equity method revenue. Equity method earnings increased more than equity method revenue on a percentage basis, primarily due to an increase in investment and other income at our equity method Affiliates and the contribution from our investments in new Affiliates, partially offset by a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses.
Equity method intangible amortization and impairments decreased $5.0 million or 15% for the three months ended September 30, 2021, primarily due to a $12.8 million decrease in amortization expense related to certain definite-lived assets being fully amortized. This decrease was partially offset by a $5.2 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships, and a $2.6 million increase in amortization expense due to investments in new Affiliates.
Our equity method revenue increased $253.1 million or 15% for the nine months ended September 30, 2021, due to a $204.7 million or 12% increase from performance-based fees and a $48.4 million or 3% increase from asset-based fees. The increase in asset-based fees was due to an increase in equity method Affiliate average assets under management, primarily driven by strong Affiliate investment performance and market appreciation, and investments in new Affiliates, partially offset by net client cash outflows.
For the nine months ended September 30, 2021, equity method earnings increased $47.2 million or 27%, primarily due to a $253.1 million or 15% increase in equity method revenue. Equity method earnings increased more than equity method revenue on a percentage basis, primarily due to the recognition of performance-based fees at Affiliates in which we hold more of an economic interest, partially offset by a decline in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses.
Equity method intangible amortization and impairments decreased $156.7 million or 63% for the nine months ended September 30, 2021, primarily due to a $140.0 million decrease in expenses to reduce the carrying value of an Affiliate to fair value (see Note 11 of our Consolidated Financial Statements) and a $40.0 million decrease in amortization expense related to certain definite-lived assets being fully amortized. These decreases were partially offset by a $15.3 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships, and an $8.0 million increase in amortization expense due to investments in new Affiliates.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2020	2021	% Change	2020	2021	% Change
Investment and other income	$12.7	$37.5	N.M.(1)	$2.9	$91.1	N.M.(1)
___________________________
(1)Percentage change is not meaningful.
Investment and other income increased $24.8 million for the three months ended September 30, 2021, primarily due to a $26.6 million net increase from the valuation and realized gains on sales of Other investments.
Investment and other income increased $88.2 million for the nine months ended September 30, 2021, primarily due to an $87.5 million net increase from the valuation and realized gains on sales of Other investments.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2020	2021	% Change	2020	2021	% Change
Income tax expense	$37.5	$44.9	20%	$43.0	$166.4	N.M.(1)
___________________________
(1)Percentage change is not meaningful.
Income tax expense increased $7.4 million or 20% for the three months ended September 30, 2021, primarily due to a $67.2 million increase in income before income taxes attributable to the controlling interest, partially offset by a $10.1 million increase in the deferred tax expense resulting from the revaluation of certain deferred tax liabilities due to an increase in the UK tax rate enacted during the third quarter of 2020 that did not reoccur.
Income tax expense increased $123.4 million for the nine months ended September 30, 2021, primarily due to a $420.5 million increase in income before income taxes attributable to the controlling interest and a $15.0 million deferred tax expense resulting from the revaluation of certain deferred tax liabilities due to an increase in the UK tax rate enacted during the second quarter of 2021.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2020	2021	% Change	2020	2021	% Change
Net income	$127.8	$208.4	63%	$231.2	$606.7	N.M.(1)
Net income (non-controlling interests)	56.5	80.0	42%	144.9	219.4	51%
Net income (controlling interest)	71.3	128.4	80%	86.3	387.3	N.M.(1)
___________________________
(1)Percentage change is not meaningful.
Net income (controlling interest) increased $57.1 million or 80% for the three months ended September 30, 2021, primarily due to an increase in Consolidated revenue, an increase in Investment and other income attributable to the controlling interest, an increase in Equity method income (net), and a decrease in Intangible amortization and impairments attributable to the controlling interest. These increases were partially offset by an increase in Income tax expense attributable to the controlling interest.
Net income (controlling interest) increased $301.0 million for the nine months ended September 30, 2021, primarily due to an increase in Equity method income (net), an increase in Consolidated revenue, a decrease in Intangible amortization and impairments attributable to the controlling interest, and an increase in Investment and other income attributable to the controlling interest. These increases were partially offset by an increase in Income tax expense attributable to the controlling interest.
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
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2021	2020	2021
Net income (controlling interest)	$71.3	$128.4	$86.3	$387.3
Interest expense	23.8	28.5	65.6	82.8
Income taxes	32.5	42.6	33.7	153.2
Intangible amortization and impairments(1)	59.1	35.6	341.1	111.7
Other items(2)	(5.5)	(7.4)	16.9	(33.2)
Adjusted EBITDA (controlling interest)	$181.2	$227.7	$543.6	$701.8
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2020	2021	2020	2021
Consolidated intangible amortization and impairments	$31.9	$8.9	$133.4	$25.3
Consolidated intangible amortization and impairments (non-controlling interests)	(7.1)	(2.6)	(42.8)	(7.4)
Equity method intangible amortization and impairments	34.3	29.3	250.5	93.8
Total	$59.1	$35.6	$341.1	$111.7
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2020	2021	2020	2021
Net income (controlling interest)	$71.3	$128.4	$86.3	$387.3
Intangible amortization and impairments(1)	59.1	35.6	341.1	111.7
Intangible-related deferred taxes	27.0	12.0	(7.1)	51.9
Other economic items(2)	(5.3)	(7.5)	12.7	(26.4)
Economic net income (controlling interest)	$152.1	$168.5	$433.0	$524.5
Average shares outstanding (diluted)	46.5	44.3	47.2	44.8
Assumed issuance of junior convertible securities shares	—	(2.1)	—	(2.1)
Average shares outstanding (adjusted diluted)	46.5	42.2	47.2	42.7
Economic earnings per share	$3.27	$4.00	$9.17	$12.28
___________________________

(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)Other economic items includes non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment arrangements), tax windfalls and shortfalls from share-based compensation, certain Affiliate equity expenses, and gains and losses on general partner and seed capital investments. For the three and nine months ended September 30, 2020 and 2021, other economic items were net of income tax expense (benefit) of $2.3 million and $(0.8) million, respectively, and $3.0 million and $13.1 million, respectively.
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
Cash and cash equivalents were $1,128.0 million as of September 30, 2021 and were attributable to both our controlling and the non-controlling interests. In the nine months ended September 30, 2021, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the nine months ended September 30, 2021 were for share repurchases, investments in existing Affiliates through purchases of Affiliate equity interests, and investments in new Affiliates.
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
The following table presents operating, investing, and financing cash flow activities:

	For the Nine Months Ended September 30,
(in millions)	2020	2021
Operating cash flow	$626.8	$897.3
Investing cash flow	(8.0)	(177.8)
Financing cash flow	(221.5)	(625.5)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the nine months ended September 30, 2021, Cash flows from operating activities were $897.3 million, primarily from Net income of $606.7 million adjusted for non-cash items of $22.1 million, $288.1 million of distributions of earnings received from equity method investments, and timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $21.6 million. These items were partially offset by net purchases of securities by consolidated sponsored investment products of $41.2 million. For the nine months ended September 30, 2021, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the nine months ended September 30, 2021, Cash flows used in investing activities were $177.8 million, primarily due to $144.9 million of investments in new Affiliates and $31.4 million of net purchases of investments securities. For the nine months ended September 30, 2021, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the nine months ended September 30, 2021, Cash flows used in financing activities were $625.5 million, primarily due to the return of $496.0 million of capital to shareholders, principally through share repurchases of our common stock, $260.9 million of distributions to non-controlling interests, $47.8 million of Affiliate equity purchases, net of issuances, $26.1 million of repurchases of our junior convertible securities, and $18.8 million of taxes paid from shares withheld related to issuances of our common stock. Cash flows used in financing activities were partially offset by $200.0 million of proceeds from borrowings of junior debt and receipt of $33.2 million of subscriptions to consolidated funds, net of redemptions.
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
As of September 30, 2021, our current redemption value of $748.9 million for Affiliate equity interests (including $18.3 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors) has been presented as Redeemable non-controlling interests. Although the timing and amounts of these purchases are difficult to predict, we paid $47.8 million for Affiliate equity purchases, net of issuances during the nine months ended September 30, 2021, and we expect net purchases of approximately $60 million of Affiliate equity during the remainder of 2021. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 14 and 15 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2021 and October 2019 to repurchase up to 5.0 million and 6.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. During the three and nine months ended September 30, 2021, we repurchased 0.6 million and 2.8 million shares of our common stock, respectively, at an average price per share of $161.02 and $141.58, respectively. As of September 30, 2021, we had repurchased all of the shares of the October 2019 authorized amount, and there were a total of 4.2 million shares available for repurchase under our January 2021 share repurchase program.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 7 of our Consolidated Financial Statements:

(in millions)	December 31, 2020	September 30, 2021
Senior bank debt	$350.0	$350.0
Senior notes	1,097.3	1,097.8
Junior subordinated notes	565.7	765.8
Junior convertible securities	318.4	301.4
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
We have a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million term loan (together with the revolver, the “credit facilities”). We amended and restated the revolver in October 2021, extending the maturity from January 18, 2024 to October 23, 2026, and amended the term loan in January 2021 and June 2021, and further amended the restated the term loan in October 2021, extending the maturity from January 18, 2023 to October 23, 2026. Through these amendments, we also reduced applicable rates for the revolver and the term loan, and provided for customary LIBOR succession provisions. The commercial terms of the revolver and the term loan otherwise remain the same. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.

As of September 30, 2021, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
As of September 30, 2021, we had the following senior notes outstanding, the respective principal terms of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Junior Subordinated Notes
As of September 30, 2021, we had the following junior subordinated notes outstanding, the respective principal terms of which are presented below:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes
Issue date	March 2019	September 2020	July 2021
Maturity date	March 2059	September 2060	September 2061
Par value (in millions)	$300.0	$275.0	$200.0
Stated coupon	5.875%	4.75%	4.20%
Coupon frequency	Quarterly	Quarterly	Quarterly
Potential call date	March 2024	September 2025	September 2026
Listing	NYSE	NYSE	NYSE
In July 2021, we issued $200.0 million of junior subordinated notes with a maturity date of September 30, 2061. We intend to use the net proceeds from the 2061 junior subordinated notes for general corporate purposes, which may include the repayment of indebtedness, share repurchases, and investments in new and existing Affiliates.
Junior Convertible Securities
As of September 30, 2021, we had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $301.4 million. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
The carrying value of the junior convertible securities is accreted to the principal amount at maturity ($404.7 million) over a remaining life of approximately 16 years. Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the nine months ended September 30, 2021, we paid $28.7 million to repurchase a portion of our junior convertible securities, resulting in reductions of $26.1 million and $6.1 million in Debt and Additional paid-in capital, respectively. As a result of these repurchases, we also reduced our Deferred income tax liability (net) by $6.2 million.
Equity Distribution Program

We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of September 30, 2021, no sales had occurred under the equity distribution program.
Derivatives
See Note 8 of our Consolidated Financial Statements.
Commitments
See Note 9 of our Consolidated Financial Statements.
Leases
As of September 30, 2021, our lease obligations were $9.7 million for the remainder of 2021, $72.8 million from 2022 through 2023, $59.6 million from 2024 through 2025, and $97.9 million thereafter. The portion of these lease obligations attributable to the controlling interest were $2.5 million for the remainder of 2021, $18.4 million from 2022 through 2023, $18.1 million from 2024 through 2025, and $14.6 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2020 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended September 30, 2021. Please refer to Item 7A of our 2020 Annual Report on Form 10-K.
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

(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
July 1-31, 2021	116,081	$158.91	115,105	$158.85	4,669,908
August 1-31, 2021	238,157	164.38	234,286	164.29	4,435,622
September 1-30, 2021	273,656	159.10	271,656	159.11	4,163,966
Total	627,894	161.07	621,047	161.02
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and net settlement option exercise transactions, if any. Also includes 2,000 shares purchased in open market transactions by the President and Chief Executive Officer of the Company, which were previously disclosed on a Form 4 filed with the Securities and Exchange Commission.
(2)Our Board of Directors authorized share repurchase programs in January 2021 and October 2019 to repurchase up to 5.0 million and 6.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of September 30, 2021, there were a total of 4.2 million shares available for repurchase under our January 2021 share repurchase program and no shares remained under the October 2019 program.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Second Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021)

10.2
Fourth Amended and Restated Term Credit Agreement, dated as of October 25, 2021, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021)

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2021 and 2020, (iii) the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Equity for the three- and nine-month periods ended September 30, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and 2020, and (vi) the Notes to the Consolidated Financial Statements

104
The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†    Indicates a management contract or compensatory plan
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 5, 2021	/s/ THOMAS M. WOJCIK
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