Form 10-K
period 2021-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2022-02-18
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $154.21 on June 30, 2021 on the New York Stock Exchange, was $6,336,812,433. There were 39,778,543 shares of the registrant’s common stock outstanding on February 16, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III.

FORM 10-K

i

PART I
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K, in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), in our press releases, and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates” or the negative version of these words or other comparable words.  Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors.” These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
Item 1.Business
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality partner-owned investment firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses and enable them to align equity incentives across generations of principals to build enduring franchises. As of December 31, 2021, our aggregate assets under management were approximately $814 billion across a broad range of return-oriented strategies.
We generate long-term value by investing in new Affiliates, existing Affiliates, and centralized capabilities through which we can leverage our scale and resources to benefit our Affiliates, and then by returning excess capital to shareholders, primarily through share repurchases. We are focused on investing in areas of secular growth and client demand, including in private markets, liquid alternatives, Asia, wealth management, and environmental, social, and governance (“ESG”); accordingly, we partner with leading independent investment firms, including strong and growing traditional, alternative, and wealth management firms managing return-oriented strategies in the aforementioned growth areas. Given their long-term performance records, our Affiliates are recognized as being among the industry’s leaders in their respective investment disciplines.
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
In certain cases, we invest in our Affiliates by providing growth capital or complementing their own marketing resources with our proven global distribution capabilities. We also provide succession planning solutions and advice to our Affiliates, which can include a degree of liquidity and financial diversification along with incentive alignment for next-generation partners. We take a long-term partnership approach with our Affiliates, which provides stability in facilitating succession planning across generations of Affiliate management principals. We are uniquely able to provide strategic support and expertise across various stages of our Affiliates’ growth. We believe that clients recognize certain fundamental characteristics of focused independent investment managers, especially direct equity ownership by management principals as well as investment and operational independence, as competitive advantages for these firms in achieving client investment goals and objectives, especially through alpha generation. Our investment approach preserves these essential elements for our Affiliates, and in partnering with us, our Affiliates can continue to grow while retaining their independence. Independent firms seeking an institutional partner are attracted to our unique partnership approach and our global reputation and track record across nearly three decades as a successful and supportive partner to independent investment firms around the world.

We anticipate that the principal owners of independent investment firms will continue to seek access to an evolving range of growth and succession solutions. We will, therefore, continue to have a significant opportunity to invest in outstanding firms across the global asset management industry, including investment opportunities resulting from subsidiary divestitures, secondary sales, and other special situations. In addition, we have the opportunity to make additional equity investments in our existing Affiliates, or invest in their growth by providing seed or other growth capital. We are well-positioned to execute upon these investment opportunities through our:
•established process of identifying and cultivating high-quality investment prospects;
•broad industry network and proprietary relationships developed with prospects over many years;
•substantial experience and expertise in structuring and negotiating transactions; and
•strong global reputation as an outstanding partner to our Affiliates, as well as for providing innovative solutions for the strategic needs of independent investment firms.
Investment Management Operations
Through our Affiliates, we provide a comprehensive and diverse range of return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. We manage disciplined and focused investment strategies that address the specialized needs of institutional clients, including foundations and endowments, defined benefit and defined contribution plans for corporations and municipalities, and multi-employer plans. We provide investment management expertise to retail investors through advisory and sub-advisory services to return-oriented mutual funds, Undertakings for the Collective Investment of Transferable Securities (“UCITS”), collective investment trusts, and other retail products. We also provide investment management and customized investment counseling and fiduciary services to high net worth individuals, families, charitable foundations, and individually managed accounts directly and through intermediaries, including brokerage firms or other sponsors.
As of December 31, 2021, our Affiliates managed approximately $814 billion in equity, alternative, and multi-asset and fixed income strategies across investment styles, asset classes, and geographies. The following chart provides information regarding our equity, alternative, and multi-asset and fixed income strategies as of December 31, 2021.

Assets Under Management

Through our Affiliates, we offer investors access to a broad and diverse array of independent investment managers with distinct brands and specialized investment processes. Our Affiliates distribute their investment services and products to institutional investors through direct sales efforts and established relationships with consultants and intermediaries around the world through their own business development resources. In addition, our global distribution platform operates in major markets to extend the reach of our Affiliates’ own business development efforts, including strategy, marketing, distribution, and product development. Our Affiliates benefit from the expertise of our senior sales and marketing professionals servicing the U.S., Europe, the Middle East, Asia, and Australia.

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
Each of our Affiliates operates through distinct legal entities, which affords us the flexibility to design a separate operating agreement for each Affiliate that reflects our customized arrangements with respect to governance, economic participation, equity incentives, and the other terms of our relationship.  In each case, the operating agreement provides for a governance structure that gives Affiliate management the authority to manage and operate the business on a day-to-day basis.  The operating agreement also reflects the specific terms of our economic participation in the Affiliate, which, in each case, uses a “structured partnership interest” to ensure alignment of our economic interests with those of Affiliate management.
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
Whether we consolidate an Affiliate’s financial results or use the equity method of accounting, we maintain the same innovative partnership approach and offer support and assistance in substantially the same manner for all of our Affiliates. From time to time, we may restructure our interest in an Affiliate to better support the Affiliate’s growth strategy, and if doing so is in the best interest of the Affiliate’s business, management partners, and clients, as well as our stakeholders.
Competition
Our Affiliates compete with a large number of domestic and foreign investment management firms, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological, and marketing resources; captive distribution; and assets under management. Many of these firms offer an even broader array of products and services in particular investment strategies such as passively-managed products, including exchange traded funds, which typically carry lower fee rates. Certain of our Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially for those looking to provide investment management services to institutional and high net worth investors. We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:
•investment performance, investment styles, and reputations of our Affiliates and their management teams;
•diversity of our Affiliates’ investment strategies and products and the continued development of investment strategies to meet the changing needs and demands of investors, such as ESG strategies or products addressing other developing trends;
•depth and continuity of our and our Affiliates’ client relationships and the level of client service offered;
•maintenance of strong business relationships by us and our Affiliates with major intermediaries; and
•continued success of our and our Affiliates’ distribution efforts.
The relative importance of each of these factors can vary depending on client type and the investment management service involved, as well as general market conditions. The ability to compete with other investment management firms also depends, in part, on the relative attractiveness of our Affiliates’ return-oriented strategies, market trends, fees, or a combination of these factors.
We compete with a number of acquirers of, and investors in, independent investment firms, including investment management companies, private equity firms, sovereign wealth funds, and larger financial organizations. We believe that the most important factors affecting our ability to compete for future investments are the:
•breadth and depth of our relationships with independent investment firms;
•reputation of our innovative partnership approach, including target firms’ view of our solution set, including growth capital, distribution, and our succession planning, in addition to the preservation of their unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses;
•purchase price, liquidity, equity incentive structures, and access to economies of scale that we offer (financially, operationally or otherwise) as compared to acquisition or investment arrangements offered by others; and
•reputation and performance of our existing Affiliates, by which target firms may judge us and our accretive value as a partner.
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
Human Capital Management
As of December 31, 2021, we and our Affiliates had approximately 4,050 employees, the substantial majority of which were employed by our Affiliates and not by AMG. Through our innovative partnership approach with our Affiliates, each Affiliate’s management team retains operational autonomy in managing and operating their business on a day-to-day basis, including with respect to their human capital. AMG and Affiliates frequently share and discuss best practices in managing, aligning, and engaging their respective workforce. Given this approach, the following is a discussion of AMG’s workforce, or approximately 225 of the total employees, and the policies and cultural initiatives in respect of our human capital.
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
Our leadership training and sponsored skills development programs cover a wide range of subject area expertise as well as career development generally, and are anchored on a comprehensive performance review process, which includes a company-wide 360-degree review program. Further, we support employees’ educational pursuits relating to degree programs and certifications through company-supported time off for professional development and flexible work arrangements tailored to individual employees’ educational goals. We regularly conduct company-wide surveys to solicit feedback from our employees on a variety of topics, including corporate culture, philanthropic interests, remote working, and general job satisfaction, which help us enhance employee engagement and retention. Our annual anonymous employee engagement survey reported an employee satisfaction rating of approximately 90% in 2021, which we attribute to our focus and commitment to our employees.

We prioritize employee engagement through a range of cross-functional, multi-level communication mediums, including small working group lunches, company-wide town halls, management off-sites, and charitable volunteer activities, which continued in virtual forums during the COVID-19 pandemic. Through employee participation in our corporate philanthropic initiatives across our global offices, we are committed to giving back to the communities in which we operate, and we believe that these initiatives also support our efforts to attract and retain employees. We provide company-supported time off to encourage employees in their charitable endeavors. We also have a formal program to match employee donations to eligible non-profit institutions through AMG and The AMG Charitable Foundation. Through our matching program as well as through direct grants, AMG and The AMG Charitable Foundation have made donations to approximately 400 organizations around the world.
We believe diversity and inclusion results in a highly creative and innovative workforce, and are committed to fostering and promoting an inclusive and diverse work environment. We seek to recruit the best people for the job without regard to gender, ethnicity or other protected traits, and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. We have achieved gender diversity of approximately 40% across management positions in our workforce, and more than 50% of our employees are women (in each case, excluding our U.S. retail distribution subsidiary). Further, three of seven (43%) independent members of our Board of Directors are women, with two of our Board committees chaired by women, and two of seven (29%) independent directors are ethnically diverse, in each case, above the average of S&P 500 companies. We continually seek to enhance the diversity of our employee base, as our employees around the world contribute their distinct perspectives to improve our business and the communities in which our businesses operate. Our executive management team has responsibility for diversity initiatives, in coordination with our Sustainability Committee, and reviews these initiatives with our Board of Directors at least annually.
Our Website
Our website is www.amg.com. Our website provides information about us, and, from time to time, we may use it to distribute material company information. We routinely post financial, investment performance, and other important information regarding the Company in the Investor Relations section of our website and we encourage investors to consult that section regularly. The Investor Relations section of our website also includes copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.

Item 1A.Risk Factors
We and our Affiliates face a variety of risks that are substantial and inherent in our businesses. The following are some of the more important factors that could affect our and our Affiliates’ businesses. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
RISKS RELATED TO OUR INDUSTRY, BUSINESS AND OPERATIONS
Our financial results depend on our Affiliates’ receipt of asset- and performance-based fees, and are impacted by investment performance, as well as changes in fee levels, product mix, and the relative levels of assets under management among our Affiliates.
Our financial results depend on our Affiliates’ receipt of asset- and performance-based fees, which may vary substantially from year to year. Our Affiliates’ ability to maintain current fee levels depends on a number of factors, including our Affiliates’ investment performance, as well as competition and trends in the asset management industry, including investor demand for passively-managed products, including exchange traded funds, that typically carry lower fee rates, or preferences for other developing strategies or trends. Further, different types of assets under management can generate different ratios of asset-based fees to assets under management (“asset-based fee ratio”), based on factors such as the investment strategy and the type of client. Thus, a change in the composition of our assets under management, either within an Affiliate or among our Affiliates, could result in a decrease in our aggregate fees even if our aggregate assets under management remains unchanged or increases. Products that use fee structures based on investment performance may also vary significantly from period to period, depending on the investment performance of the particular product. For some of our Affiliates, performance-based fees include a high-watermark provision, which generally provides that if a product underperforms on an absolute basis or relative to its benchmark, it must regain such underperformance before the Affiliate will earn any performance-based fees. In addition, in the ordinary course of business, our Affiliates may reduce or waive fees on certain products for particular time periods, to attract or retain assets or for other reasons. No assurances can be given that our Affiliates will be able to maintain current fee structures or levels. A reduction in the fees that our Affiliates receive could have an adverse impact on our financial condition and results of operations.
Additionally, our structured partnership interests are tailored to meet the needs of each Affiliate and are therefore varied, and our earnings may be adversely affected by changes in the relative performance or in the relative levels and mix of assets under management among our Affiliates, independent of our aggregate operating performance measures. Further, certain Affiliates contribute more significantly to our results than other Affiliates and, therefore, changes in fee levels, product mix, assets under management, or investment performance of such Affiliates could have a disproportionate adverse impact on our financial condition and results of operations.
Our financial results could be adversely affected by any reduction in our assets under management, which could reduce the asset- and performance-based fees earned by our Affiliates.
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
•changes in investor risk tolerance or investment preferences, which could result in investor allocations away from return-oriented strategies offered by our Affiliates;
•our Affiliates’ ability to attract and retain client assets and market products and services, which may be impacted by investment performance, client relationships, demand for product and service offerings, including ESG strategies or products addressing other developing trends, and the prices of securities generally;
•global economic conditions, which may be exacerbated by changes in the equity or debt markets;
•financial crises, political or diplomatic developments, public health crises, such as pandemics, trade wars, social or civil unrest, insurrection, war, terrorism, natural disasters, or risks associated with global climate change; and
•other factors that are difficult to predict.

A reduction in our assets under management could adversely affect the fees payable to our Affiliates and, ultimately, our financial condition and results of operations.
If our or our Affiliates’ reputations are harmed, we could suffer losses in our business and financial results.
The success of our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders, our ability to compete for future investment opportunities, and our and our Affiliates’ reputations among existing and potential clients. Our and our Affiliates’ reputations are critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate. For example, alleged or actual failures by us, our Affiliates or our respective employees to comply with applicable laws, rules or regulations, errors in our public reports, cyber-attack or data breach incidents, expectations and perceptions of our or our Affiliates’ ESG practices or human capital management, threatened or actual litigation against us, any of our Affiliates or our respective employees, or the public announcement and potential publicity surrounding any of these issues, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our or our Affiliates’ reputations and their relationships with clients, our relationships with our Affiliates, and our ability to negotiate agreements with new independent investment firms, any of which could have an adverse effect on our financial condition and results of operations.
The asset management industry is highly competitive.
Our Affiliates compete with a broad range of domestic and foreign investment management firms, including public, private and client-owned investment advisers; firms managing passively-managed products, including exchange traded funds, as well as other firms managing return-oriented strategies; firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds; and other entities. These firms may have significantly greater financial, technological, and marketing resources, captive distribution and assets under management, and many of these firms offer an even broader array of products and services in particular investment strategies. These firms may also compete by seeking to capitalize on a trend towards institutions consolidating the number of investment managers they work with. Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets. We believe that our Affiliates’ ability to compete effectively with other firms depends upon our Affiliates’ strategies, including ESG strategies or products addressing other developing trends, investment performance, reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors. See “Competition” in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates may also compete with each other for clients.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our asset- and performance-based fees from clients pursuant to investment management contracts. While certain of our Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If our Affiliates’ clients terminate their investment management contracts or withdraw a substantial amount of assets, it is likely to harm our results of operations. In addition, investment management contracts with mutual funds or other retail products are subject to annual approval by the fund’s board of directors.
We may need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in independent investment firms and our other strategic initiatives may require additional capital. Further, we have significant purchase obligations relating to Affiliate equity interests, and it is difficult to predict the frequency and magnitude of these purchases. As of December 31, 2021, the current redemption value relating to Affiliate equity purchase obligations was presented within Redeemable non-controlling interests on our Consolidated Balance Sheets and was $673.9 million, which includes $25.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors. See “Liquidity and Capital Resources-Affiliate Equity” in Item 7 and Notes 18 and 19 of the Consolidated Financial Statements. These obligations may require more cash than is then available from our existing cash resources and cash flows from operations. Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.

As of December 31, 2021, we had outstanding debt of $2.6 billion. Our level of indebtedness may increase if we fund future investments or other expenses through borrowings. Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flows from operations to payments on our indebtedness.
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
As of December 31, 2021, our total assets were $8.9 billion, of which $4.7 billion were intangibles, and $2.1 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, declines in the value of assets under management, client attrition, product performance, reductions in fee rates, and changes in strategic objectives or growth prospects of an Affiliate. An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations. Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise significant judgment. In recent periods, we have recorded expenses to reduce the carrying value to fair value of certain Affiliates and certain acquired client relationships, and may experience similar impairment events in future reporting periods. See “Critical Accounting Estimates and Judgments” in Item 7 and Notes 10 and 11 of the Consolidated Financial Statements.
Market risk management activities may adversely affect our liquidity and results of operations.
From time to time, we and our Affiliates seek to offset exposure to changes in interest rates, foreign currency exchange rates, and markets by entering into derivative financial instruments. See Note 7 of the Consolidated Financial Statements. The scope of these risk management activities is selective and varies based on the level and volatility of interest rates, foreign currency exchange rates, and other changing market conditions. We and our Affiliates do not seek to hedge exposure to all market risks, which means that exposure to certain market risks is not limited. Further, the use of derivative financial instruments does not entirely eliminate the possibility of fluctuations in the value of the underlying position or prevent losses if the value of the position declines, and also can limit the opportunity for gain if the value of the position increases. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, while hedging arrangements may reduce certain risks, such arrangements themselves may entail other risks, may generate significant transaction costs, and may require the posting of cash collateral. For example, if our or our Affiliates’ counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our liquidity and results of operations could be adversely impacted.
The replacement of benchmark indices, including the London Interbank Offered Rate (“LIBOR”), introduces a number of risks for us, our Affiliates and their clients, and for the global asset management industry more broadly.

Financial benchmarks have been the subject of national, international, and other regulatory guidance and reforms. As of the end of 2021, LIBOR has been discontinued for certain currency settings, including all sterling and euro settings, and is expected to be discontinued for U.S. dollar settings by June 2023 and replaced with the Secured Overnight Financing Rate. There remains uncertainty as to the timing of the remaining transition, the performance of replacement rates, and the performance of LIBOR during the transition period. These changes and uncertainties, including potential changes in the valuation of financial instruments linked to benchmark indices, could impact Affiliate sponsored investment products, investments, derivatives or other instruments, and may result in pricing, operational and legal implementation risks. Further, the changes could result in an increase in our or our Affiliates’ debt service costs. These changes and uncertainties in benchmark indices may have an adverse effect on our financial condition and results of operations.
The ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.
As of the date of this Form 10-K, the outbreak of COVID-19, which the World Health Organization declared a Public Health Emergency of International Concern in early 2020, is ongoing. This pandemic has adversely impacted the global economy and contributed to significant volatility in equity and debt markets. Over the course of the pandemic, many jurisdictions instituted quarantines, imposed limitations on travel, and restricted access to offices and public venues, some of which are ongoing or may reoccur, and many businesses implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the containment and impact of COVID-19, have created significant disruption in economic activity.
These developments, including the duration, spread, and severity of the pandemic, the effectiveness of vaccines, the terms and duration of restrictions or limitations on travel and access to offices and public venues, and the impact on the global economy and financial markets, as well as the extent of the impact on us and our Affiliates, remain difficult to predict and will depend on a number of factors, including actions taken by governmental authorities and other third parties that are not within our control. If financial markets become depressed for a prolonged period as a result of COVID-19 or another pandemic or public health crisis, our assets under management, aggregate fees, and earnings could be adversely affected and our intangible assets could become impaired. These developments could also increase our costs of capital or reduce the availability of credit, adversely change the interest rates or credit ratings applicable to us, or adversely impact our ability to make investments in independent investment firms and to pursue other strategic partnerships. Additionally, although we maintain contingency plans for pandemics and we and our Affiliates have remained fully operational throughout the pandemic, the further spread of COVID-19, or an outbreak of another contagious disease, could also impact the availability of key personnel necessary to conduct our or our Affiliates’ businesses or the business and operations of third parties that perform critical services for our or our Affiliates’ businesses.
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
Our continued success in investing in independent investment firms will depend upon our ability to find suitable firms in which to invest or make additional investments in our existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms, maintaining our relationships with prospects and our reputation as a leading partner to these firms, and our ability to raise the capital necessary to finance such transactions. The market for acquisitions of interests in these firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies, and investment management firms, also invest in independent investment firms and may have significantly greater resources than we do. In addition to direct competition on particular prospects, these firms can also negatively impact the volume and value of transactions more broadly. Further, our long-term innovative partnership approach with our Affiliates is designed to provide succession planning and enhanced equity incentives for management equity owners, and the management of some target firms may prefer terms and structures offered by our competitors.
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
The structure of our partnership interests in our Affiliates may expose us to unanticipated changes in Affiliate revenue, operating expenses, and other commitments, which we may not anticipate and may have limited ability to control.
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
As a result of these factors, unanticipated changes in revenue, operating expenses, or other commitments at any of our Affiliates could leave the Affiliate with a shortfall in remaining funds for distribution to us or Affiliate management, or for funding their operations. Changes in the global marketplace in particular could result in rapid changes to our Affiliates’ earnings or expenses, and our Affiliates may be unable to make appropriate expense reductions in a timely manner to respond to such changes. Any of these developments could have an adverse effect on our financial condition generally, and on our results of operations for the applicable reporting period.
Additionally, regardless of the particular structure, we may elect to defer or forgo the receipt of our share of an Affiliate’s revenue or earnings, or to adjust any expenses allocated to us, to permit the Affiliate to fund expenses in light of unanticipated changes in revenue or operating expenses, with the aim of maximizing the long-term benefits for us and the Affiliate. These types of activities could increase during periods where an Affiliate’s revenues decline rapidly or other events occur that impact the Affiliate’s expenses or operations. We cannot be certain that any such deferral or forbearance would be of any greater long-term benefit to us, and such a deferral or forbearance may have an adverse effect on our near- or long-term financial condition and results of operations.
We may reposition or divest our equity interests in our Affiliates, and we cannot be certain that any such repositioning or divestment will benefit us in the near- or long-term.
From time to time, we may reposition our relationships with our Affiliates, which could, among other things, include changes to our structured partnership interests, including changes in our ownership level and in the calculation of our share of revenue and/or operating expenses. Such repositioning may be done in order to address an Affiliate’s succession planning, changes in its revenue or operating expense base, our or the Affiliate’s strategic planning, or other developments. Any repositioning of our interest in an Affiliate may result in increased exposure to changes in the Affiliate’s revenue and/or operating expenses, or in additional investments or commitments from us, or could increase or reduce, or change the structure of, our interest in the Affiliate. In some cases, this could result in the full divestment of our interest to Affiliate management or to a third-party, or in our acquisition of all of the equity interests of the Affiliate. In addition, certain of our Affiliates accounted for under the equity method have customary rights in certain circumstances to restructure or sell a majority interest in their firm to a third-party and to cause us to participate in such restructuring or sale. Any such changes could have an adverse impact on our financial condition and results of operations.
We and our Affiliates rely on certain key personnel and cannot guarantee their continued service.
We depend on the efforts of our executive officers and our other officers and employees. Our executive officers, in particular, play an important role in the stability and growth of our existing Affiliates and in identifying potential investments in independent investment firms. There is no guarantee that these executive officers will remain with the Company. We generally do not have employment agreements with our executive officers, although each has a significant deferred equity interest in the Company and is subject to non-solicitation and non-competition restrictions that may be triggered upon their departure. Further, we seek to attract and retain our key officers and employees through a number of initiatives and programs, including developing a strong values-based culture, a commitment to career development, employee engagement, attractive compensation and benefits programs, attention to succession planning, and fostering of diversity and inclusion, any of which may not be successful in contributing to the retention of such employees. Changes in our management team, in particular, may be disruptive to our business, and failure to attract and retain members of our executive or senior management team, or to effectively implement and manage appropriate succession plans, could adversely affect our business, financial condition, and results of operations.
In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years. These principals often are primarily responsible for their firm’s investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition, and employment agreements in an effort to retain key Affiliate personnel, there is no guarantee that these principals will remain with their firms. Since certain of our Affiliates contribute more significantly to our revenue than other Affiliates, the loss of key personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition and results of operations.
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
The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we have issued junior convertible trust preferred securities and entered into an equity distribution program, either of which may result in the issuance of our common stock upon the occurrence of certain events. We also have exercisable options outstanding and unvested restricted stock that have been awarded under our share-based incentive plans. Additionally, we have the right to settle certain Affiliate equity purchase obligations with shares of our common stock. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock, including through forward equity transactions. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold or issued in the public market, or the expectation that such sales or issuances will occur, the price of our common stock may decline as a result.
Provisions in our organizational documents, Delaware law, and other factors could delay or prevent a change in control of the Company, or adversely affect our financial results in periods prior to and following a change in control.
Provisions in our charter and by-laws and anti-takeover provisions under Delaware law could discourage, delay, or prevent an unsolicited change in control of the Company. These provisions may also have the effect of making it more difficult for third parties to replace our executive officers without the consent of our Board of Directors. These provisions include:

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
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. retail distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1. Applicable laws, rules and regulations impose requirements, restrictions, and limitations on our and our Affiliates’ businesses, and can result in significant compliance costs. Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations, or new or revised interpretations, guidance or enforcement priorities. Any determination of a failure to comply with applicable laws, rules or regulations could expose us, our Affiliates, or our respective employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, and may result in monetary losses that are not covered by insurance in adequate amounts or at all, any of which could have an adverse impact on our stock price, financial condition, and results of operations. Further, if we, any of our Affiliates or our respective employees were to fail to comply with applicable laws, rules, or regulations, or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our or our Affiliates’ reputations and on our stock price and result in increased costs, even if we, our Affiliates, or our respective employees were found not to have violated such laws, rules or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate. In the U.S., the new presidential administration has shifted enforcement priorities under existing regulations, and has been pursuing additional rulemaking, impacting public companies and the financial services industry, including private and public funds, in areas relating to ESG matters and disclosures, data security, and additional asset management disclosure and compliance requirements. These regulatory developments could adversely affect our and our Affiliates’ businesses, increase compliance costs, require that we or our Affiliates curtail operations or investment offerings, or impact our and our Affiliates’ access to capital and the market for our common stock.
Further, in recent years, regulators in the U.S., the UK, and other jurisdictions have expanded rules and devoted greater resources and attention to the enforcement of anti-bribery and anti-money laundering laws, and while we and our Affiliates have developed and implemented policies and procedures designed to comply with these rules, such policies and procedures may not be effective in all instances to prevent violations.
Our and our Affiliates’ international operations are subject to foreign risks, including political, regulatory, economic, and currency risks.
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based outside the U.S. and, accordingly, are subject to risks inherent in doing business internationally. These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks, and potential adverse tax consequences. For example, our and our Affiliates’ businesses may be impacted by the terms of trade agreements negotiated by the UK in connection with its exit from the European Union (the “EU”), which could result in fluctuations in exchange rates, disruptions in the capital markets, changes in investor risk tolerance or investment preferences, potential regulatory shifts resulting from the UK’s status as a third-country with the EU, increased compliance and administrative costs, or other impacts. These potential impacts are driven in part by ongoing uncertainty that has accompanied the process around the UK’s exit from the EU, including the extent to which the EU will permit reciprocal access to UK firms in the sphere of financial services under so-called “equivalence” arrangements. Further, regulations in the EU pertaining to integrating ESG topics may materially impact the asset management industry in member states that adopt such legislation. For example, the EU’s new Sustainable Finance Disclosure Regulation (“SFDR”) requires MiFID firms and AIFMs to take ESG factors into account in their organizational, risk and governance arrangements and are designed to, among other things, establish EU labels for green financial products, clarify managers’ duties regarding sustainability in their investment decisions, and increase disclosure requirements relating to ESG matters including those relating to “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). Similar regulatory measures may be introduced in other jurisdictions in which we or our Affiliates currently have investments or plan to invest in the future, including in the U.S. and the UK. These types of ESG-related regulations could impact our or our Affiliates’ businesses, increases regulatory and compliance costs, and adversely affect our profitability. In addition, as a result of operating internationally, certain of our Affiliates and our global distribution subsidiaries are subject to requirements under foreign regulations to maintain minimum levels of capital. Such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital and the payment of distributions to us or, if there were a significant change in the required capital or an extraordinary loss or charge against net capital at a particular Affiliate, could adversely impact such Affiliate’s ability to expand or maintain operations. These or other risks related to our and our Affiliates’ international operations may have an adverse effect on our business, financial condition, and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition, and results of operations.
We are subject to income taxes as well as non-income-based taxes in the U.S. and certain foreign jurisdictions, and our Affiliates are generally subject to taxes in the jurisdictions in which they operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals. Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices, and interpretations. In the U.S., several tax reform bills and legislative proposals have been introduced under the current presidential administration that would raise the corporate tax rate and implement other reforms. If these or other similar proposals are ultimately enacted into legislation, they could materially impact our tax provision, deferred tax assets, tax liabilities and effective tax rate. Further, a portion of our earnings is from outside of the U.S., and the foreign government agencies in jurisdictions in which we and our Affiliates do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws. For example, changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (“BEPS”) project undertaken by the Organization for Economic Co-operation and Development (“OECD”), which includes recommendations that may be adopted in various jurisdictions in which we and our Affiliates do business. Any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition, and results of operations.
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
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent). Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Further, we also conduct distribution, sales, and marketing activities through our U.S. retail distribution subsidiary and our global distribution subsidiaries, to extend the reach of our Affiliates’ own business development efforts, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates, could result in direct liability to us. Accordingly, we and our Affiliates may face various claims, litigation, or complaints from time to time, and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period. See “Legal Proceedings” in Item 3. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. Any legal proceedings or regulatory matters that we or our Affiliates are subject to could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources, and could result in judgments, findings, settlements, or allegations of wrongdoing that could adversely affect our or their reputation, current and future business relationships, and our financial condition and results of operations.
Our or our Affiliates’ controls and procedures and risk management policies may be inadequate, fail or be circumvented, and operational risk could adversely affect our or our Affiliates’ reputation and financial position.
We and our Affiliates have adopted various controls, procedures, policies, and systems to monitor and manage risk in our and their businesses. While we currently believe that our and our Affiliates’ operational controls are effective, we cannot provide assurance that those controls, procedures, policies, and systems will always be adequate to identify and manage the internal and external risks in our and our Affiliates’ various businesses. Furthermore, we or our Affiliates may have errors in business processes or fail to implement proper procedures in operating our respective businesses, which may expose us or our Affiliates to risk of financial loss or failure to comply with regulatory requirements. Additionally, although we and our Affiliates have systems and practices in place to monitor third-party service providers, such third parties are subject to similar risks. We and our Affiliates, as well as our respective service providers, are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies, and procedures, and which may be harder to monitor in remote work environments. The financial and reputational impact of control failures can be significant.
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
Our and our Affiliates’ businesses are reliant upon financial, accounting, and technology systems and networks to process, transmit, and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisers, regulators, vendors, and other third parties. The failure to implement, maintain, and safeguard an infrastructure commensurate with the size and scope of our and our Affiliates’ businesses could impede productivity and growth, which could adversely impact our financial condition and results of operations. Further, we and our Affiliates rely on third parties for certain aspects of our respective businesses, including financial intermediaries, providers of technology infrastructure, and other service providers such as broker-dealers, custodians, administrators and other agents, as well as accounting, legal, and other professional advisors, and these parties are susceptible to similar risks.
Although we and our Affiliates take protective measures and endeavor to modify them as circumstances warrant, computer systems, software, networks, and mobile devices may be vulnerable to cyber-attacks, data privacy or security breaches, ransomware, social engineering, unauthorized access, theft, misuse, computer viruses, or other malicious code and other events that could have a security impact. Further, although we and our Affiliates have systems and practices in place to monitor the third parties on whom we and our Affiliates rely, such third parties may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-attacks, data breaches, or other incidents. If any such events occur, it could jeopardize confidential, proprietary, or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks, and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. Further, human errors may occur from time to time at our third-party service providers’ staff or among our or our Affiliates’ employees, which can lead to or exacerbate security vulnerabilities or attacks. The increasing frequency and sophistication of these cyber threats, along with the recent shift to work-from-home environments and the increased use of personal mobile and computing technologies and third-party web conferencing services, have increased exposures to these security-related risks. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions, or legal liability, any of which could have an adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation, regulatory investigations, and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain. Further, government and regulatory oversight of data privacy in particular has been growing in recent years, including through the EU’s General Data Protection Regulation and the California Consumer Privacy Act, resulting in heightened data security and handling requirements, increased fines, and expanded incident response and reporting obligations. Recent well-publicized security breaches at other companies have exemplified security-related vulnerabilities, and may lead to further government and regulatory scrutiny and heightened security requirements.
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
Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (symbol: AMG). As of February 16, 2022, there were 81 stockholders of record, including banks, brokers, and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2021	130,941	$156.05	130,941	$156.05	4,033,025
November 1-30, 2021	161,235	180.15	123,313	178.08	3,909,712
December 1-31, 2021	471,227	164.67	471,227	164.67	3,438,485
Total	763,403	166.46	725,481	165.39
__________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and net settlement option exercise transactions, if any.
(2)    Our Board of Directors authorized share repurchase programs in January 2022 and January 2021 to repurchase up to 2.0 million and 5.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.
For the years ended December 31, 2019, 2020, and 2021, we repurchased 4.1 million, 5.0 million, and 3.5 million shares of our common stock at an average price per share of $88.73, $86.35, and $146.54, respectively. Between January 1, 2022 and February 16, 2022, we repurchased 0.8 million shares of our common stock in the open market for approximately $110 million.

Performance Graph
Our peer group comprises AllianceBernstein Holding L.P., Ameriprise Financial, Inc., Ares Management Corporation, Artisan Partners Asset Management Inc., The Carlyle Group Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc, Lazard Ltd., Victory Capital Holdings, Inc. and Virtus Investment Partners, Inc. Prior to this year, our peer group also included T. Rowe Price Group, Inc. and did not include Artisan Partners Asset Management Inc., The Carlyle Group Inc., Federated Hermes, Inc., Victory Capital Holdings, Inc., and Virtus Investment Partners, Inc. Our peer group was revised in 2021 to include comparators with market capitalizations and business scope (including alternative-focused asset management businesses) that are more in line with our own, given the ongoing evolution of our business, and to replace peers impacted by industry consolidation. The following graph compares the cumulative stockholder return on our common stock from December 31, 2016 through December 31, 2021, with the cumulative total return, during the same period, on the Standard & Poor’s MidCap 400 Index, our prior peer group, and our current peer group. The comparison below assumes the investment of $100 on December 31, 2016 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Affiliated Managers Group, Inc., the S&P MidCap 400 Index,
Prior Peer Group and Current Peer Group

$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Affiliated Managers Group, Inc.
S&P MidCap 400
Prior Peer Group
Current Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
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
Our discussion and analysis of the key operating performance measures and financial results for fiscal year 2021 compared to fiscal year 2020 is included herein. For discussion and analysis of fiscal year 2020 compared to fiscal year 2019, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 19, 2021.
Executive Overview
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality partner-owned investment firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses and enable them to align equity incentives across generations of principals to build enduring franchises. As of December 31, 2021, our aggregate assets under management were approximately $814 billion across a broad range of return-oriented strategies.
New Investments
In 2021, we completed majority investments in Parnassus Investments, a leading independent ESG-dedicated fund manager, and Abacus Capital Group LLC, a high-quality real estate investment firm focused on the U.S. multi-family sector. We also completed minority investments in Boston Common Asset Management LLC, a pioneer in global sustainable and impact investing, and OCP Asia Limited, a leading alternative manager in private markets, providing customized secured lending solutions across the Asia-Pacific region, both of which are accounted for under the equity method of accounting. Following the close of these transactions, Affiliate partners continue to hold a substantial portion of the equity in their respective business and direct its day-to-day operations.
In January 2022, we completed an additional investment in Systematica Investments (“Systematica”), an innovative technology-driven systematic manager. Following the close of the transaction, our investment continues to be accounted for under the equity method of accounting and Systematica partners continue to hold a majority of the equity of the business and direct its day-to-day operations.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Years Ended December 31,
(in billions, except as noted)	2019	2020	% Change	2021	% Change
Assets under management	$722.5	$716.2	(1)%	$813.8	14%
Average assets under management	758.1	664.4	(12)%	761.7	15%
Aggregate fees (in millions)	4,962.7	4,626.4	(7)%	5,611.4	21%
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
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for return-oriented strategies, and have been experiencing net inflows in areas of secular growth, including private markets, liquid alternatives, Asia, wealth management, and ESG. In addition, investor demand for passively-managed products, including exchange traded funds, has continued, and we have experienced outflows in certain equity strategies consistent with this industry-wide trend. However, we believe the best performing and most differentiated active equity managers (whether global-, regional-, or country-specific) will continue to have significant opportunities to grow as a result of performance and client demand trends. We believe we are well-positioned to benefit from these trends. In some cases, if product returns exceed certain performance thresholds, we will participate in performance-based fees; however, we do not anticipate these fees will be a significant component of our Consolidated revenue as these fees are predominantly earned by our Affiliates accounted for under the equity method. We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in outstanding firms across the global asset management industry.
While the ongoing COVID-19 pandemic continued to have a significant impact on the global economy, we and our Affiliates remained fully operational and experienced minimal disruption in our ability to serve our key stakeholders, most importantly our clients. The extent of the impact on our business operations, performance measures, including assets under management, and financial results will depend on a number of factors and future developments, which are uncertain and cannot be predicted.
The following charts present information regarding the composition of our assets under management by strategy as of December 31, 2020 and 2021:

Assets Under Management by Strategy

__________________________
(1)Alternatives include illiquid alternative strategies, which accounted for 14% and 15% of our assets under management as of December 31, 2020 and 2021, respectively.
(2)Global equities include emerging markets strategies, which accounted for 9% and 6% of our assets under management as of December 31, 2020 and 2021, respectively.
The following table presents changes in our assets under management by strategy:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2020	$216.5	$278.5	$103.5	$117.7	$716.2
Client cash inflows and commitments	46.5	38.3	25.7	25.7	136.2
Client cash outflows	(25.2)	(72.3)	(33.0)	(24.2)	(154.7)
Net client cash flows	21.3	(34.0)	(7.3)	1.5	(18.5)
New investments	4.0	2.9	51.7	0.4	59.0
Market changes	11.3	31.3	23.0	10.7	76.3
Foreign exchange(1)	(0.5)	(0.7)	(0.1)	(0.1)	(1.4)
Realizations and distributions (net)	(12.4)	(0.4)	(0.2)	(0.2)	(13.2)
Other(2)	(2.0)	(0.1)	0.1	(2.6)	(4.6)
December 31, 2021	$238.2	$277.5	$170.7	$127.4	$813.8
__________________________
(1)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.
(2)Other includes assets under management attributable to product transitions and reclassifications.
The following charts present information regarding the composition of our assets under management by client type as of December 31, 2020 and 2021:

Assets Under Management by Client Type

The following table presents changes in our assets under management by client type:

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2020	$401.0	$189.3	$125.9	$716.2
Client cash inflows and commitments	58.4	50.9	26.9	136.2
Client cash outflows	(70.7)	(63.3)	(20.7)	(154.7)
Net client cash flows	(12.3)	(12.4)	6.2	(18.5)
New investments	8.3	49.6	1.1	59.0
Market changes	32.7	28.7	14.9	76.3
Foreign exchange(1)	(0.5)	(0.9)	—	(1.4)
Realizations and distributions (net)	(11.8)	(0.9)	(0.5)	(13.2)
Other(2)	(3.6)	(0.9)	(0.1)	(4.6)
December 31, 2021	$413.8	$252.5	$147.5	$813.8
__________________________
(1)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.
(2)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	14%	78%	60%	74%
Global equity(2)	34%	57%	48%	72%
U.S. equity(2)	21%	56%	72%	77%
Multi-asset and fixed income(3)	16%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Illiquid alternatives(4)	15%	79%	83%
__________________________

(1)Past performance is not indicative of future results. Performance and AUM information is as of December 31, 2021 and is based on data available at the time of calculation. Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
(2)For liquid alternative, global equity, and U.S. equity products, performance is reported as the percentage of assets that have outperformed benchmarks across the indicated periods, and excludes market-hedging products. For purposes of investment performance comparisons, products are an aggregation of portfolios (separate accounts, investment funds, and other products) that each represent a particular investment objective, using the most representative portfolio for the performance comparison. Performance is presented for products with a three-, five-, and/or ten-year track record and is measured on a consistent basis relative to the most appropriate benchmarks. Benchmark appropriateness is generally reviewed annually to reflect any changes in how underlying portfolios/mandates are managed. Product and benchmark performance is reflected as total return and is annualized. Reported product performance is gross-of-fees for institutional and high-net-worth separate accounts, and generally net-of-fees across retail funds and other commingled vehicles such as hedge funds.
(3)Multi-asset and fixed income products are mainly our wealth management and solutions offerings. These investment products are primarily customized toward wealth preservation, estate planning, and liability and tax management, and therefore are typically not measured against a benchmark.
(4)For illiquid alternative products, performance is reported as the percentage of assets that have outperformed benchmarks on a since-inception internal rate of return basis. Benchmarks utilized include a combination of public market equivalents, peer medians, and absolute returns where benchmarks are not available. For purposes of investment performance comparisons, the latest vintage comparison includes the most recent vehicles and strategies (traditional long-duration investment funds, customized vehicles, and other evergreen vehicles and product structures) where meaningful performance is available and calculable. In order to illustrate the performance of our illiquid product category over a longer period of history, the last three vintages comparison incorporates the latest vintage vehicles and the prior two vintages for traditional long-duration investment funds, as well as additional vehicles and strategies launched during the equivalent time period as the last three vintages of traditional long duration investment funds. Due to the nature of these investments and vehicles, reported performance is typically on a three- to six-month lag basis.
Aggregate Fees
Aggregate fees consist of asset- and performance-based fees of our consolidated and equity method Affiliates. Asset-based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management, generally inclusive of uncalled commitments. Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance-based fees are generally billed less frequently than asset-based fees, and although performance-based fees inherently depend on investment performance and will vary from period to period, we anticipate performance-based fees will be a recurring component of our aggregate fees. As of December 31, 2021, approximately 25% of our total assets under management could potentially earn performance-based fees. These percentages were approximately 11% and 46% of our assets under management for our consolidated Affiliates and Affiliates account for under the equity method, respectively.
Aggregate fees are generally determined by the level of our average assets under management and the composition of these assets across our strategies that realize different asset-based fee ratios and performance-based fees. Our asset-based fee ratio is calculated as asset-based fees divided by average assets under management.
Aggregate fees were $5,611.4 million in 2021, an increase of $985.0 million or 21% as compared to 2020. The increase in our aggregate fees was due to a $512.9 million or 11% increase in performance-based fees, primarily in liquid alternative strategies, and a $472.1 million or 10% increase in asset-based fees. The increase in asset-based fees was due to an increase in our average assets under management, primarily in our global equity strategies and U.S. equity strategies, driven by strong Affiliate investment performance and market appreciation, and investments in new Affiliates. These increases were partially offset by net client cash outflows.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2019	2020	% Change	2021	% Change
Net income (controlling interest)	$15.7	$202.2	N.M.(1)	$565.7	N.M.(1)
Adjusted EBITDA (controlling interest)(2)	841.6	798.8	(5)%	1,058.6	33%
Economic net income (controlling interest)(2)	720.2	624.4	(13)%	779.8	25%
__________________________
(1)Percentage change is not meaningful.
(2)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. Adjusted EBITDA (controlling interest) increased $259.8 million or 33% in 2021. The increase was primarily due to a $985.0 million or 21% increase in aggregate fees. Adjusted EBITDA (controlling interest) increased more than aggregate fees on a percentage basis due to the recognition of performance-based fees at Affiliates in which we hold a greater economic interest and net gains on strategic investments.
Net income (controlling interest) increased $363.5 million in 2021. The increase in Net income (controlling interest) was greater than the increase in Adjusted EBITDA (controlling interest) primarily due to a $227.8 million decrease in intangible amortization and impairments attributable to the controlling interest, partially offset by a $160.1 million increase in Income tax expense attributable to the controlling interest and a $19.1 million increase in Interest expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to our acquisition of interests in Affiliates and improves comparability of performance between periods. Economic net income (controlling interest) increased $155.4 million or 25% in 2021, primarily due to a $259.8 million increase in Adjusted EBITDA (controlling interest), partially offset by a $97.7 million increase in current and other deferred taxes, in part driven by tax benefits realized in 2020 related to an Affiliate divestment that did not recur, and a $19.1 million increase in Interest expense, both attributable to the controlling interest.
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
Consolidated Revenue
Our Consolidated revenue is derived from our consolidated Affiliates, primarily from asset-based fees from investment management services. For these Affiliates, we typically use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. Consolidated revenue is generally determined by the level of our consolidated Affiliate average assets under management and the composition of these assets across our strategies that realize different asset-based fee ratios and performance-based fees.
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2019	2020	% Change	2021	% Change
Consolidated Affiliate average assets under management (in billions)	$395.1	$362.6	(8)%	$445.8	23%
Consolidated revenue	$2,239.6	$2,027.5	(9)%	$2,412.4	19%
Our Consolidated revenue increased $384.9 million or 19% in 2021, due to a $360.8 million or 18% increase in asset-based fees and, to a lesser extent, a $24.1 million or 1% increase in performance-based fees. The increase in asset-based fees was due to an increase in consolidated Affiliate average assets under management, primarily in our global equity strategies and U.S.

equity strategies, driven by strong Affiliate investment performance and market appreciation, and investments in new Affiliates. These increases were partially offset by a change in the composition of our assets under management.
Consolidated Expenses
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates in which we share in revenue without regard to expenses. For these Affiliates, the amount of expenses attributable to the non-controlling interests, primarily compensation, is generally determined by the percentage of revenue allocated to expenses as part of the structured partnership interests in place at the respective Affiliate. Accordingly, increases in revenue generally will increase a consolidated Affiliate’s expenses attributable to the non-controlling interests and decreases in revenue generally will decrease a consolidated Affiliate’s expenses attributable to the non-controlling interests.
The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2019	2020	% Change	2021	% Change
Compensation and related expenses	$943.0	$883.7	(6)%	$1,047.1	18%
Selling, general and administrative	376.8	321.4	(15)%	347.1	8%
Intangible amortization and impairments	144.5	140.5	(3)%	35.7	(75)%
Interest expense	76.2	92.3	21%	111.4	21%
Depreciation and other amortization	21.3	19.1	(10)%	16.6	(13)%
Other expenses (net)	57.0	52.8	(7)%	73.5	39%
Total consolidated expenses	$1,618.8	$1,509.8	(7)%	$1,631.4	8%
Compensation and related expenses increased $163.4 million or 18% in 2021, primarily due to a $155.9 million increase in compensation correlated to the increase in Consolidated revenue, and an $11.5 million increase in Affiliate equity compensation expense. These increases were partially offset by a $4.0 million decrease in share-based compensation expense.
Selling, general and administrative expenses increased $25.7 million or 8% in 2021, primarily due to a $27.8 million increase in distribution and investment-related expenses principally as a result of an increase in average assets under management on which these expenses are incurred, a $7.9 million increase in acquisition-related costs, and a $4.4 million increase in fees related to the previously announced changes to our distribution platform in 2021. These increases were partially offset by a $6.3 million decrease in sub-advisory expenses related to the changes to our distribution platform, a $5.8 million decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic, and a $3.0 million decrease in reserves on notes receivable.
Intangible amortization and impairments decreased $104.8 million or 75% in 2021, primarily due to an $85.2 million decrease in expenses to reduce the carrying value of acquired client relationships at certain of our Affiliates to fair value. See Note 10 of our Consolidated Financial Statements. The decrease was also due to a $27.2 million reduction in amortization expense related to certain definite-lived assets being fully amortized. These decreases were partially offset by a $4.7 million increase due to actual and expected client attrition for certain definite-lived acquired client relationships and a $2.9 million increase in amortization expenses due to investments in new Affiliates.
Interest expense increased $19.1 million or 21% in 2021, primarily due to an $18.6 million increase from our debt securities issued in 2020 and 2021, and a $2.8 million increase from the termination of our pound sterling-denominated forward foreign currency contracts, which occurred in the first quarter of 2020. These increases were partially offset by a $2.3 million decrease from lower interest rates and lower borrowings on our senior unsecured term loan facility (the “term loan”).
Other expenses (net) increased $20.7 million or 39% in 2021, primarily due to a $19.5 million increase in expenses related to changes in the values of contingent payment and Affiliate equity purchase obligations.
There were no significant changes in Depreciation and other amortization in 2021.
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
Our equity method revenue is derived primarily from asset- and performance-based fees from investment management services. Equity method revenue incorporates the total asset- and performance-based fees earned by all of our Affiliates accounted for under the equity method and is generally determined by the level of our equity method Affiliate average assets under management and the composition of these assets across our strategies that realize different asset-based fee ratios and performance-based fees. Our Affiliates accounted for under the equity method manage a greater proportion of assets subject to performance-based fees than our consolidated Affiliates and, as a result, equity method revenue will generally have more performance-based fees than Consolidated revenue.
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (loss) (net):

	For the Years Ended December 31,
(in millions, except as noted)	2019	2020	% Change	2021	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$363.0	$301.8	(17)%	$315.9	5%
Equity method revenue	$2,723.1	$2,598.9	(5)%	$3,199.0	23%

Financial Performance Measures
Equity method earnings	$289.4	$288.6	(0)%	$417.5	45%
Equity method intangible amortization	(140.1)	(147.0)	5%	(123.0)	(16)%
Equity method intangible impairments	(487.3)	(185.0)	(62)%	(52.0)	(72)%
Equity method income (loss) (net)	$(338.0)	$(43.4)	(87)%	$242.5	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Our equity method revenue increased $600.1 million or 23% in 2021, due to a $488.8 million or 19% increase in performance-based fees, primarily in liquid alternative strategies, and a $111.3 million or 4% increase in asset-based fees. The increase in asset-based fees was due to an increase in equity method Affiliate average assets under management, primarily in global equity strategies driven by strong Affiliate investment performance and market appreciation, and investments in new Affiliates. These increases were partially offset by net client cash outflows.
Equity method earnings increased $128.9 million or 45% in 2021, primarily due to a $600.1 million or 23% increase in equity method revenue. Equity method earnings increased more than equity method revenue on a percentage basis, primarily due to the recognition of performance-based fees at Affiliates in which we hold more of an economic interest.
Equity method intangible amortization decreased $24.0 million or 16% in 2021, primarily due to a $54.2 million decrease in amortization expense related to certain definite-lived assets being fully amortized. This decrease was partially offset by a $21.3 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships, and an $8.9 million increase in amortization expense due to investments in new Affiliates.
Equity method intangible impairments decreased $133.0 million or 72% in 2021, due to expenses recorded in the respective periods to reduce the carrying values of certain Affiliates to fair value. See Note 11 of our Consolidated Financial Statements.
Investment and Other Income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2019	2020	% Change	2021	% Change
Investment and other income	$25.2	$34.1	35%	$117.6	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Investment and other income increased $83.5 million in 2021, primarily due to an $82.1 million increase from net unrealized gains on Other investments.
Income Tax Expense
The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2019	2020	% Change	2021	% Change
Income tax expense	$2.9	$81.4	N.M.(1)	$251.0	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Income tax expense increased $169.6 million in 2021, primarily due to a $523.6 million increase in income before income taxes attributable to the controlling interest, a $13.7 million decrease in tax benefits attributable to the controlling interest in 2021 due to Affiliate divestments and changes in the U.S. tax laws relating to the taxation of foreign income in 2020 that did not recur, an $11.1 million increase in deferred tax expense attributable to the controlling interest resulting from the revaluation of certain deferred tax liabilities due to an increase in the UK tax rate enacted during 2021, and a $9.5 million increase in taxes attributable to the non-controlling interest.
Net Income
The following table presents Net income, Net income (controlling interest) and Net income (non-controlling interest):

	For the Years Ended December 31,
(in millions)	2019	2020	% Change	2021	% Change
Net income	$305.1	$427.0	40%	$890.1	N.M.(1)
Net income (non-controlling interests)	289.4	224.8	(22)%	324.4	44%
Net income (controlling interest)	15.7	202.2	N.M.(1)	565.7	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Net income (controlling interest) increased $363.5 million in 2021, primarily due to an increase in Equity method income (net), an increase in Consolidated revenue, an increase in Investment and other income attributable to the controlling interest, and a decrease in Intangible amortization and impairments attributable to the controlling interest. These increases were partially offset by increases in Income tax expense and Interest expense, both attributable to the controlling interest.
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, taxes, depreciation, amortization, impairments, certain Affiliate equity expenses, certain gains and losses, including on general partner and seed capital investments, and adjustments to our contingent payment obligations. We believe that many investors use this measure when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.

The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2019	2020	2021
Net income (controlling interest)	$15.7	$202.2	$565.7
Interest expense	76.2	92.3	111.4
Income taxes	(9.1)	69.5	229.6
Intangible amortization and impairments(1)	745.8	427.7	199.9
Other items(2)	13.0	7.1	(48.0)
Adjusted EBITDA (controlling interest)	$841.6	$798.8	$1,058.6
__________________________
(1)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization and impairments is reported in Equity method income (loss) (net). The following table presents the Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2019	2020	2021
Consolidated intangible amortization and impairments	$144.5	$140.5	$35.7
Consolidated intangible amortization and impairments (non-controlling interests)	(26.1)	(44.8)	(10.8)
Equity method intangible amortization and impairments	627.4	332.0	175.0
Total	$745.8	$427.7	$199.9
(2)Other items include depreciation, adjustments to contingent payment obligations, certain Affiliate equity expenses, and certain gains and losses, including on general partner and seed capital investments.
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

The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Years Ended December 31,
(in millions, except per share data)	2019	2020	2021
Net income (controlling interest)	$15.7	$202.2	$565.7
Intangible amortization and impairments(1)	745.8	427.7	199.9
Intangible-related deferred taxes	(51.3)	(9.9)	52.5
Other economic items(2)	10.0	4.4	(38.3)
Economic net income (controlling interest)	$720.2	$624.4	$779.8
Average shares outstanding (diluted)	50.6	46.7	44.8
Assumed issuance of junior convertible securities shares	—	—	(2.1)
Average shares outstanding (adjusted diluted)	50.6	46.7	42.7
Economic earnings per share	$14.22	$13.36	$18.28
__________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)Other economic items include non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment obligations), tax windfalls and shortfalls from share-based compensation, certain Affiliate equity expenses, and certain gains and losses, including on general partner and seed capital investments. For the years ended December 31, 2019, 2020, and 2021, other economic items were net of income tax expense of $0.7 million, $2.6 million, and $21.8 million, respectively.
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
Cash and cash equivalents were $908.5 million as of December 31, 2021 and were attributable to both our controlling and the non-controlling interests. In 2021, we met our cash requirements primarily through cash generated by operating activities and proceeds from the issuance of our junior subordinated notes. Our principal uses of cash in 2021 were for investments in new Affiliates, share repurchases, and investments in existing Affiliates through purchases of Affiliate equity interests.
We expect investments in new Affiliates, investments in existing Affiliates, primarily through purchases of Affiliate equity interests and general partner and seed capital investments, the return of capital through share repurchases and the payment of cash dividends on our common stock, repayment of debt, distributions to Affiliate equity holders, and general working capital to be the primary uses of cash on a consolidated basis for the foreseeable future. We anticipate that our current cash balance, cash flows from operations, and borrowings under our senior unsecured multicurrency revolving credit facility (the “revolver”) will be sufficient to support our uses of cash for the foreseeable future. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.
The following table presents operating, investing, and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2019	2020	2021
Operating cash flow	$929.1	$1,009.3	$1,259.2
Investing cash flow	(24.4)	(53.7)	(583.7)
Financing cash flow	(934.7)	(455.4)	(798.3)
Operating Cash Flow

Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the year ended December 31, 2021, Cash flows from operating activities were $1,259.2 million, primarily from Net income of $890.1 million adjusted for non-cash items of $36.8 million, $337.5 million of distributions of earnings received from equity method investments, and timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $120.0 million. These items were partially offset by net purchases of securities by consolidated sponsored investment products of $51.6 million. In 2021, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the year ended December 31, 2021, Cash flows used in investing activities were $583.7 million, primarily due to $562.6 million of investments in new Affiliates and $17.1 million of net purchases of investment securities. In 2021, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the year ended December 31, 2021, Cash flows used in financing activities were $798.3 million, primarily due to the return of $598.9 million of capital to shareholders, through share repurchases of our common stock, $334.3 million of distributions to non-controlling interests, $150.5 million of Affiliate equity purchases, $33.0 million of repurchases of our junior convertible securities, and $19.9 million of taxes paid from shares withheld related to the issuances our common stock. Cash flows used in financing activities were partially offset by $200.0 million of proceeds from borrowings of junior debt, $117.7 million of proceeds from Affiliate equity issuances (including $99.6 million from a co-investor), and receipt of $40.9 million of subscriptions to consolidated funds, net of redemptions.
Affiliate Equity
We periodically purchase Affiliate equity from and issue Affiliate equity to our consolidated Affiliate partners and other parties, under agreements that provide us with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to us at certain intervals. For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of December 31, 2021, the current redemption value of Affiliate equity interests was $686.5 million, of which $673.9 million was presented as Redeemable non-controlling interests (including $25.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $12.6 million was presented as Other liabilities. Although the timing and amounts of these purchases are difficult to predict, we paid $150.5 million for Affiliate equity purchases and received $117.7 million for Affiliate equity issuances (including $99.6 million from a co-investor) during 2021, and we expect net purchases of approximately $125 million of Affiliate equity in 2022. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 18 and 19 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2022, January 2021, and October 2019, to repurchase up to 2.0 million, 5.0 million, and 6.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. For the year ended December 31, 2021, we repurchased 3.5 million shares of our common stock at an average price per share of $146.54. As of December 31, 2021, we had repurchased all of the shares of the October 2019 program. As of February 16, 2022, there were a total of 4.7 million shares available for repurchase under our January 2022 and January 2021 share repurchase programs.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 6 of our Consolidated Financial Statements.

	December 31,
(in millions)	2019	2020	2021
Senior bank debt	$450.0	$350.0	$350.0
Senior notes	746.8	1,097.3	1,098.0
Junior subordinated notes	290.7	565.7	765.8
Junior convertible securities	315.4	318.4	299.5
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
Under the terms of the credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and certain Affiliate equity expenses are added back to Adjusted EBITDA. As of December 31, 2021, our bank leverage and bank interest coverage ratios were 1.1x and 10.9x, respectively, and we were in compliance with all of the terms of our credit facilities.
As of December 31, 2021, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
As of December 31, 2021, we had the following senior notes outstanding, the respective principal terms of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Junior Subordinated Notes
As of December 31, 2021, we had the following junior subordinated notes outstanding, the respective principal terms of which are presented below:

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
The majority of the net proceeds from the 2061 junior subordinated notes were retained for general corporate purposes.
Junior Convertible Securities
As of December 31, 2021, we had 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) with a carrying value of $299.5 million. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
The carrying value of the junior convertible securities is accreted to the principal amount at maturity ($401.0 million) over a remaining life of approximately 16 years. Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense. We estimate that these deductions will generate annual deferred tax liabilities of approximately $9 million. During the year ended December 31, 2021, we paid $33.0 million to repurchase a portion of our junior convertible securities, resulting in reductions of $29.9 million and $7.1 million in Debt and Additional paid-in capital, respectively. As a result of these repurchases, we also reduced our Deferred income tax liability (net) by $7.0 million.
Equity Distribution Program
We have equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2021, no sales had occurred under the equity distribution program.
Derivatives
See Note 7 of our Consolidated Financial Statements.
Commitments
See Note 8 of our Consolidated Financial Statements.
Other Contingent Obligations
See Notes 4, 9, and 11 of our Consolidated Financial Statements.
Leases
As of December 31, 2021, our lease obligations were $39.3 million through 2022, $73.3 million from 2023 through 2024, $51.1 million from 2025 through 2026, and $79.6 million thereafter. The portion of these lease obligations attributable to the controlling interest were $8.7 million through 2022, $18.7 million from 2023 through 2024, $12.8 million from 2025 through 2026, and $10.4 million thereafter. See Note 12 of our Consolidated Financial Statements.

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
We make judgments to determine the fair value of certain assets, liabilities, and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment obligations, when we issue or repurchase Affiliate equity interests and when we test our goodwill, indefinite- and definite-lived acquired client relationships, or equity method investments for impairment.
In determining fair values that reflect our own assumptions concerning unobservable inputs, we typically use valuation techniques, including probability-weighted discounted cash flow analyses and Monte Carlo simulations, where we make assumptions about growth rates of assets under management, client attrition, asset- and performance-based fee rates, and expenses. In these analyses, we also consider historical and current market multiples, tax benefits, credit risk, interest rates, tax rates, discount rates, volatility, and discounts for lack of marketability. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, by consulting with third-party valuation firms. Changes in the assumptions used could significantly impact fair values.
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
We completed our annual goodwill impairment assessment as of September 30, 2021 and no impairment was indicated. Based on our assessment, the fair value of our reporting unit was substantially greater than its respective carrying amount, including goodwill.
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

For the year ended December 31, 2021, we completed our annual assessment of our other indefinite-lived acquired client relationships and only a significant decline in the fair values of these assets would result in an impairment.
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
For the year ended December 31, 2021, we completed our annual assessment and noted that projected undiscounted cash flows over the remaining life of each of these assets exceed their carrying value and, accordingly, no impairments were identified.
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
When we test our equity method investments for impairment, we make assumptions about growth rates of projected assets under management, client attrition, asset- and performance-based fees, and expenses. In these analyses, we also make judgments about tax benefits, tax rates, and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions and, in certain instances, by consulting with third-party valuation firms. Changes in these assumptions could significantly impact the respective fair value of an Affiliate.
For the year ended December 31, 2021, we recorded a $52.0 million expense to reduce the carrying value of an Affiliate to fair value. See Note 11 of our Consolidated Financial Statements.
For the year ended December 31, 2021, we completed our annual assessment of our other investments in Affiliates accounted for under the equity method and no other impairments were identified.
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
See Note 21 of our Consolidated Financial Statements.
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
From time to time, we grant equity interests in our Affiliates to consolidated Affiliate partners and other parties, with vesting, forfeiture, and repurchase terms established at the date of grant. The fair value of the equity interests is determined as of the date of grant using a discounted cash flow analysis. Key valuation assumptions include projected assets under management, asset- and performance-based fees, tax rates, discount rates, and discounts for lack of marketability. The use of different assumptions could change the value of these interests, including the amount of compensation expense, if any, that we may report upon their transfer or repurchase.
Redeemable non-controlling interests represent the currently redeemable value of Affiliate equity interests. We may pay for these Affiliate equity purchases in cash, shares of our common stock, or other forms of consideration, at our election.
See Notes 17, 18, and 19 of our Consolidated Financial Statements.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Assets Under Management Market Price Risk
Our Consolidated revenue and equity method revenue are derived primarily from asset-based fees that are typically determined as a percentage of the value of a client’s assets under management. Such values are affected by changes in financial markets (including declines in the capital markets, fluctuations in foreign currency exchange rates, inflation rates or the yield curve, and other market factors) and, accordingly, declines in the financial markets may negatively impact our Consolidated revenue and equity method revenue.
As of December 31, 2021, we estimate a proportional 1% change in the value of our assets under management would have resulted in a $22.3 million annualized change in asset-based fees in Consolidated revenue for our consolidated Affiliates and a $13.9 million annualized change in asset-based fees in equity method revenue for our Affiliates accounted for under the equity method. This proportional increase or decrease excludes assets under management on which asset-based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes, and junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a $120.7 million net change in the fair value of our fixed rate securities as of December 31, 2021. We pay a variable rate of interest on our credit facilities at specified rates, based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on our credit rating. As of December 31, 2021, the interest rate for our outstanding borrowings under the credit facilities was LIBOR plus 0.85%. We estimate that a 1% change in interest rates would have changed our annual interest expense on the outstanding balances under our credit facilities by $3.5 million, as of December 31, 2021.
As of the end of 2021, LIBOR has been discontinued for certain currency settings, including all sterling and euro settings, and is expected to be discontinued for U.S. dollar settings by June 2023 and replaced with the Secured Overnight Financing Rate. There remains uncertainty as to the timing of the remaining transition, the performance of replacement rates, and the performance of LIBOR during the transition period. See “Item 1A. Risk Factors”. We and our Affiliates have been monitoring these developments, and we currently do not expect to be significantly impacted by this transition. Our credit facilities were amended in 2021 to include customary LIBOR succession provisions, as further described in the respective agreements. We will continue to monitor and evaluate developments with respect to LIBOR as the potential end-date for LIBOR approaches.
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
To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in a $10.4 million and $2.1 million change to stockholders’ equity, respectively, based on the December 31, 2021 carrying value of Affiliates whose functional currency is the pound sterling or the Canadian dollar, and of our and our Affiliates’ pound sterling-denominated derivative financial instruments.  For the year ended December 31, 2021, we estimate a 1% change in the pound sterling and the Canadian dollar to U.S. dollar exchange rates would have resulted in $1.4 million and $0.1 million in annual changes to Income before income taxes (controlling interest), respectively.
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
As of December 31, 2021, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.
As of December 31, 2021, management excluded Parnassus Investments ("Parnassus") and Abacus Capital Group LLC (“Abacus”) from its assessment of internal control over financial reporting because it completed majority investments that were accounted for as business combinations in 2021. Parnassus and Abacus' total assets and total revenues collectively represent approximately 0.8% and 3.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its affiliates (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Parnassus Investments (“Parnassus”) and Abacus Capital Group, LLC (“Abacus”) from its assessment of internal control over financial reporting as of December 31, 2021 because the Company completed majority investments that were accounted for as business combinations during 2021. We have also excluded Parnassus and Abacus from our audit of internal control over financial reporting. Parnassus and Abacus’ total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 0.8% and 3.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Parnassus - Acquired Client Relationships
As described in Note 9 to the consolidated financial statements, the Company completed a majority investment in Parnassus on October 1, 2021. As disclosed by management, the Company determined the fair value of certain assets (including acquired client relationships, an intangible asset), liabilities, and equity interests when allocating the purchase price of Parnassus by using a discounted cash flow analysis that included projected growth rates of assets under management and discount rate assumptions. The fair value of the acquired client relationships in 2021 were $957.0 million, the majority of which were from the acquisition of Parnassus.
The principal considerations for our determination that performing procedures relating to the acquisition of Parnassus - acquired client relationships is a critical audit matter are (i) the significant judgment by management when determining the fair value, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the projected growth rates of assets under management and the discount rate, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired client relationships and the development of significant assumptions related to the projected growth rates of assets under management and the discount rate. These procedures also included, among others, (i) reading the purchase agreement and (ii) testing management’s process for determining the fair value of the acquired client relationships. Testing management’s process included evaluating the appropriateness of the discounted cash flow analysis, testing the completeness and accuracy of data used by management in the discounted cash flow analysis, and evaluating the reasonableness of significant assumptions related to the projected growth rates of assets under management and the discount rate. Evaluating the reasonableness of the projected growth rates of assets under management involved considering (i) the consistency with external market and industry data, (ii) the consistency with past performance of Parnassus, and (iii) whether the projected growth rates were consistent with evidence obtained in other areas of the audit. The reasonableness of the discount rate assumption was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow analysis and the discount rate assumption.
Impairment Evaluation for Equity Method Investments in Affiliates
As described in Notes 1 and 11 to the consolidated financial statements, the Company’s equity method investments in affiliates balance was $2,134.4 million as of December 31, 2021. Management periodically evaluates its equity method investments in affiliates for impairment by performing assessments to determine if fair value may have declined below related carrying value for a period that they consider to be other-than-temporary. In the fourth quarter of 2021, management concluded that due to declines in assets under management and reductions in projected growth that there was a $52.0 million impairment to reduce the carrying value of an affiliate to fair value. The fair value of the investment was determined using probability-weighted discounted cash flow analyses that require assumptions such as growth rates of assets under management and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment evaluation for equity method investments in affiliates is a critical audit matter are (i) the significant judgment by management to evaluate the significant assumptions used in the discounted cash flow analyses to determine the fair value of the investment, which was used to determine the amount that fair value had declined below its related carrying value for a period considered to be other-than-temporary, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the growth rates of assets under management and discount rates used in the impairment evaluation, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment evaluation for equity method investments in affiliates, including controls over the discounted cash flow analyses and significant assumptions used to determine the fair value of equity method investments in affiliates. These procedures also included, among others, testing management’s process for determining the fair value of its equity method investments in affiliates, including evaluating the appropriateness of the discounted cash flow analyses, testing the completeness and accuracy of the underlying data used in the discounted cash flow analyses, and evaluating the reasonableness of the significant assumptions used by management in developing the fair value measurement related to the growth rates of assets under management and discount rates. Evaluating the reasonableness of the growth rates of assets under management involved considering (i) the consistency with external market and industry data, (ii) the consistency with past performance of the affiliate, and (iii) whether the growth rates were consistent with evidence obtained in other areas of the audit. The reasonableness of the discount rate assumption was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates used to determine whether the fair value of the equity method investment had declined below its carrying value for a period considered to be other-than-temporary.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 18, 2022

We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2019	2020	2021
Consolidated revenue	$2,239.6	$2,027.5	$2,412.4

Consolidated expenses:
Compensation and related expenses	943.0	883.7	1,047.1
Selling, general and administrative	376.8	321.4	347.1
Intangible amortization and impairments	144.5	140.5	35.7
Interest expense	76.2	92.3	111.4
Depreciation and other amortization	21.3	19.1	16.6
Other expenses (net)	57.0	52.8	73.5
Total consolidated expenses	1,618.8	1,509.8	1,631.4

Equity method income (loss) (net)	(338.0)	(43.4)	242.5

Investment and other income	25.2	34.1	117.6
Income before income taxes	308.0	508.4	1,141.1

Income tax expense	2.9	81.4	251.0
Net income	305.1	427.0	890.1

Net income (non-controlling interests)	(289.4)	(224.8)	(324.4)
Net income (controlling interest)	$15.7	$202.2	$565.7

Average shares outstanding (basic)	50.5	46.5	41.5
Average shares outstanding (diluted)	50.6	46.7	44.8

Earnings per share (basic)	$0.31	$4.34	$13.65
Earnings per share (diluted)	$0.31	$4.33	$13.05
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2019	2020	2021
Net income	$305.1	$427.0	$890.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	10.9	15.2	6.8
Change in net realized and unrealized gain (loss) on derivative financial instruments	1.7	(1.5)	0.4
Other comprehensive income, net of tax	12.6	13.7	7.2
Comprehensive income	317.7	440.7	897.3
Comprehensive income (non-controlling interests)	(301.8)	(228.0)	(321.2)
Comprehensive income (controlling interest)	$15.9	$212.7	$576.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2020	2021
Assets
Cash and cash equivalents	$1,039.7	$908.5
Receivables	421.6	419.2
Investments in marketable securities	74.9	78.5
Goodwill	2,661.4	2,689.2
Acquired client relationships (net)	1,048.8	1,966.4
Equity method investments in Affiliates (net)	2,074.8	2,134.4
Fixed assets (net)	79.6	73.9
Other investments	257.2	375.2
Other assets	230.9	231.1
Total assets	$7,888.9	$8,876.4
Liabilities and Equity
Payable and accrued liabilities	$712.4	$789.1
Debt	2,312.1	2,490.4
Deferred income tax liability (net)	423.4	503.2
Other liabilities	452.2	709.2
Total liabilities	3,900.1	4,491.9
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	671.5	673.9
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued in 2020 and 2021)	0.6	0.6
Additional paid-in capital	728.9	651.6
Accumulated other comprehensive loss	(98.3)	(87.9)
Retained earnings	4,005.5	4,569.5
	4,636.7	5,133.8
Less: Treasury stock, at cost (14.5 shares in 2020 and 18.3 shares in 2021)	(1,857.0)	(2,347.4)
Total stockholders' equity	2,779.7	2,786.4
Non-controlling interests	537.6	924.2
Total equity	3,317.3	3,710.6
Total liabilities and equity	$7,888.9	$8,876.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2018	$0.6	$835.6	$(109.0)	$3,876.8	$(1,146.6)	$677.5	$4,134.9
Impact of adoption of new accounting standard (ASU 2018-02)	—	—	—	(6.6)	—	—	(6.6)
Net income	—	—	—	15.7	—	289.4	305.1
Other comprehensive income, net of tax	—	—	0.2	—	—	12.4	12.6
Share-based compensation	—	49.9	—	—	—	—	49.9
Common stock issued under share-based incentive plans	—	(34.0)	—	—	28.6	—	(5.4)
Share repurchases	—	2.5	—	—	(363.3)	—	(360.8)
Dividends ($1.28 per share)	—	—	—	(66.1)	—	—	(66.1)
Issuance costs and other	—	0.1	—	—	—	—	0.1
Affiliate equity activity:
Affiliate equity compensation	—	9.6	—	—	—	30.9	40.5
Issuances	—	(3.7)	—	—	—	14.9	11.2
Purchases	—	13.2	—	—	—	(10.3)	2.9
Changes in redemption value of Redeemable non-controlling interests	—	(166.0)	—	—	—	—	(166.0)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(105.0)	(105.0)
Capital contributions and other	—	—	—	—	—	(0.3)	(0.3)
Distributions to non-controlling interests	—	—	—	—	—	(347.9)	(347.9)
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1
Net income	—	—	—	202.2	—	224.8	427.0
Other comprehensive income, net of tax	—	—	10.5	—	—	3.2	13.7
Share-based compensation	—	67.4	—	—	—	—	67.4
Common stock issued under share-based incentive plans	—	(40.9)	—	—	34.4	—	(6.5)
Share repurchases	—	(19.9)	—	—	(410.1)	—	(430.0)
Dividends ($0.35 per share)	—	—	—	(16.5)	—	—	(16.5)
Affiliate equity activity:
Affiliate equity compensation	—	20.9	—	—	—	30.9	51.8
Issuances	—	(5.1)	—	—	—	25.2	20.1
Purchases	—	58.7	—	—	—	(14.5)	44.2
Changes in redemption value of Redeemable non-controlling interests	—	(59.4)	—	—	—	—	(59.4)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	7.8	7.8
Capital contributions and other	—	—	—	—	—	4.9	4.9
Distributions to non-controlling interests	—	—	—	—	—	(306.3)	(306.3)
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
Net income	—	—	—	565.7	—	324.4	890.1

Other comprehensive income (loss), net of tax	—	—	10.4	—	—	(3.2)	7.2
Share-based compensation	—	63.4	—	—	—	—	63.4
Common stock issued under share-based incentive plans	—	(53.5)	—	—	36.8	—	(16.7)
Repurchases of junior convertible securities	—	(7.1)	—	—	—	—	(7.1)
Share repurchases	—	17.3	—	—	(527.2)	—	(509.9)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	—	(1.7)
Investments in Affiliates	—	—	—	—	—	247.0	247.0
Affiliate equity activity:
Affiliate equity compensation	—	17.0	—	—	—	45.9	62.9
Issuances	—	(16.7)	—	—	—	120.6	103.9
Purchases	—	23.9	—	—	—	(21.1)	2.8
Changes in redemption value of Redeemable non-controlling interests	—	(121.6)	—	—	—	—	(121.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(3.9)	(3.9)
Capital contributions and other	—	—	—	—	—	11.2	11.2
Distributions to non-controlling interests	—	—	—	—	—	(334.3)	(334.3)
December 31, 2021	$0.6	$651.6	$(87.9)	$4,569.5	$(2,347.4)	$924.2	$3,710.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2019	2020	2021
Cash flow from (used in) operating activities:
Net income	$305.1	$427.0	$890.1
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	144.5	140.5	35.7
Depreciation and other amortization	21.3	19.1	16.6
Deferred income tax (benefit) expense	(55.8)	26.8	91.2
Equity method loss (income) (net)	338.0	43.4	(242.5)
Distributions of earnings received from equity method investments	252.4	236.8	337.5
Share-based compensation and Affiliate equity expense	90.4	119.2	126.7
Net realized and unrealized gains on investment securities	(21.4)	(19.5)	(108.7)
Other non-cash items	3.7	16.5	44.2
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(42.3)	(110.1)	(109.6)
Sales of securities by consolidated Affiliate sponsored investment products	16.5	99.6	58.0
(Increase) decrease in receivables	(15.8)	1.1	31.7
(Increase) decrease in other assets	(51.4)	73.1	23.8
(Decrease) increase in payables, accrued liabilities and other liabilities	(56.1)	(64.2)	64.5
Cash flow from operating activities	929.1	1,009.3	1,259.2
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(162.3)	(44.5)	(562.6)
Divestments of Affiliates and return of capital from equity method investments	117.7	—	4.4
Purchase of fixed assets	(9.6)	(8.5)	(8.4)
Purchase of investment securities	(43.1)	(47.7)	(73.5)
Sale of investment securities	72.9	47.0	56.4
Cash flow used in investing activities	(24.4)	(53.7)	(583.7)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes, and junior subordinated notes	470.7	874.8	200.0
Repayments of senior bank debt and junior convertible securities	(510.0)	(350.0)	(33.0)
Repurchase of common stock (net)	(356.1)	(335.1)	(595.3)
Dividends paid on common stock	(65.3)	(16.8)	(1.7)
Distributions to non-controlling interests	(347.9)	(306.3)	(334.3)
Affiliate equity purchases	(146.0)	(315.1)	(150.5)
Affiliate equity issuances	10.5	20.2	117.7
Subscriptions to consolidated Affiliate sponsored investment products, net of redemptions	19.0	12.9	40.9
Other financing items	(9.6)	(40.0)	(42.1)
Cash flow used in financing activities	(934.7)	(455.4)	(798.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	8.7	2.1	(0.8)
Net (decrease) increase in cash and cash equivalents	(21.3)	502.3	(123.6)
Cash and cash equivalents at beginning of period	565.5	539.6	1,039.7
Effect of deconsolidation of Affiliates and Affiliate sponsored investment products	(4.6)	(2.2)	(7.6)
Cash and cash equivalents at end of period	$539.6	$1,039.7	$908.5
Supplemental disclosure of cash flow information:
Interest paid	$84.1	$88.3	$103.0
Income taxes paid (refunds received), net	102.7	(12.4)	87.1
Lease liabilities paid	35.4	39.1	38.8
Supplemental disclosure of non-cash investing and financing activities:
Payables recorded for investments in Affiliates and contingent payment obligations	—	109.2	287.8
Stock issued upon vesting of restricted stock units and exercise of stock options	32.7	35.6	82.6
Right-of-use assets obtained in exchange for new operating leases	189.7	24.4	26.3
Stock received for tax withholdings on share-based payments	6.4	6.7	19.9
Payables recorded for share repurchases	10.6	105.6	16.7
Payables recorded for Affiliate equity purchases	19.8	22.0	11.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Summary of Significant Accounting Policies
(a)Organization and Nature of Operations
Affiliated Managers Group, Inc. (the “Company”) is a leading partner to independent active investment management firms globally. AMG’s strategy is to generate long-term value by investing in a diverse array of high-quality partner-owned investment firms, referred to as “Affiliates.” The Company’s Affiliates provide a comprehensive and diverse range of return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. The Company operates in one segment, global asset management.
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
When an Affiliate is consolidated, the portion of the earnings attributable to Affiliate management’s and any co-investor’s equity ownership is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed earnings attributable to Affiliate management’s and any co-investor’s equity ownership, along with their share of any tangible or intangible net assets, are presented within Non-controlling interests on the Consolidated Balance Sheets. Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests or Other liabilities on the Consolidated Balance Sheets. The Company periodically issues, sells, and purchases the equity of its consolidated Affiliates. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included in Additional paid-in capital on the Consolidated Balance Sheets, net of any related income tax effects in the period the transaction occurs.
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
Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset- and performance-based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products. As a result, the Company generally does not consolidate these products. However, for certain products, the Company’s consolidated Affiliates, as the investment manager, have the power to direct the activities of the investment product and have an exposure to the economics of the VIE that is more than insignificant, though generally only for a short period while the product is established and has yet to attract significant other investors. When the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities in the Consolidated Balance Sheets, with corresponding changes in the investments’ fair values included in Investment and other income. Purchases and sales of securities are presented within purchases and sales by consolidated Affiliate sponsored investment products in the Consolidated Statements of Cash Flows, respectively, and the third-party investors’ interests are recorded in Redeemable non-controlling interests. When the Company or its consolidated Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.

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
(e)Receivables
The Company’s Affiliates earn asset- and performance-based fees, which are billed based on the terms of the related contracts. Billed but uncollected asset- and performance-based fees are presented within Receivables on the Consolidated Balance Sheets and are generally short-term in nature.
Certain of the Company’s Affiliates in the UK act as intermediaries between clients and their sponsored investment products. Normal settlement periods on transactions initiated by these clients with the sponsored investment products result in unsettled fund share receivables and payables that are presented on a gross basis within Receivables, and Payables and accrued liabilities on the Consolidated Balance Sheets. The gross presentation of these receivables and offsetting payables reflects the legal relationship between the underlying investor, the Company’s Affiliates, and the sponsored investment products.
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
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs, or significant value drivers, are observable; and
Level 3 - Prices that reflect the Company’s own assumptions concerning unobservable inputs to the valuation model. In these valuation models, the Company is required to make judgments about growth rates of assets under management, client attrition, asset- and performance-based fee rates, and expenses. These valuation models also require judgments about tax benefits, credit risk, interest rates, tax rates, discount rates, volatility, and discounts for lack of marketability. These inputs require significant management judgment and reflect the Company’s assumptions that the Company believes market participants would use in pricing the asset or liability.
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
The Company assesses for the possible impairment of indefinite- and definite-lived acquired client relationships annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If such indicators exist, the Company considers various qualitative and quantitative factors (including market multiples) to determine if the fair value of each asset is greater than its carrying value. If the carrying value is greater than the fair value, an expense would be recorded in Intangible amortization and impairments in the Consolidated Statements of Income to reduce the carrying value of the asset to fair value.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease liabilities and right-of-use assets based on variable lease payments that depend on an index or rate are initially measured using the index or rate at the commencement date with any subsequent changes in variable lease payments reported in Other expenses (net) as incurred. Most lease agreements for office space that are classified as operating leases contain renewal options, rent escalation clauses, or other lease incentives provided by the lessor.  Lease expense is accrued to recognize lease escalation provisions and renewal options that are reasonably certain to be exercised, as well as lease incentives provided by the lessor, on a straight-line basis over the lease term and is reported in Other expenses (net). If a right-of-use asset is impaired, the lease expense is subsequently reported in Other expenses (net) as the straight-line amortization of the right-of-use asset and the accretion of the lease liability, thereby transitioning to a front-loaded expense recognition profile for the associated lease.
The Company and its Affiliates combine lease and non-lease components for their office space leases and separate non-lease components for their equipment leases in calculating their lease liabilities. Sublease income is reported in Investment and other income.
(k)Issuance Costs
Issuance costs related to the Company’s senior bank debt are amortized over the remaining term of the senior unsecured multicurrency revolving credit facility (the “revolver”) and the senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”), which approximates the effective interest method.  Issuance costs associated with the revolver are included in Other assets. Issuance costs associated with the term loan, and those associated with the Company’s senior notes, junior subordinated notes, and junior convertible securities, which are amortized over the expected term of the security, are included as a reduction of Debt in the Consolidated Balance Sheets. The expense resulting from the amortization of these issuance costs is reported in Interest expense in the Consolidated Statements of Income.
(l)Derivative Financial Instruments
The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates, and markets. The Company records derivatives in the Consolidated Balance Sheets at fair value. The Company assesses hedge effectiveness at derivative inception and on a quarterly basis. Changes in fair value of a hedging instrument that are excluded from the assessment of hedge effectiveness, also known as excluded components, are recorded in earnings on a straight-line basis over the respective period of the contracts as a reduction to Interest expense.
For derivative financial instruments designated as cash flow hedges, the Company uses a qualitative method of assessing hedge effectiveness by comparing the notional amounts, timing of payments, currencies (for the forward foreign currency contracts), and interest rates (for the interest rate swap). The effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss) as a separate component of stockholders’ equity and reclassified to earnings with the hedged item. If the qualitative assessment indicates ineffectiveness, then the Company performs a quantitative assessment which is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item. Upon termination of these instruments or the repayment of the Company’s outstanding LIBOR-based borrowings, any gain or loss recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets will be reclassified into earnings. Changes in the fair values of cash flow hedges are reported in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income.
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
If the Company’s or its Affiliates’ derivative financial instruments do not qualify as effective hedges, changes in the fair value of the derivatives are recorded as a gain or loss in Investment and other income.
(m)Revenue Recognition
Consolidated revenue primarily represents asset- and performance-based fees earned by the Company and its Affiliates for managing the assets of clients. Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services. Investment management, broker-dealer, and administrative services are performed and consumed simultaneously and, therefore, the Company recognizes these asset-based

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fees ratably over time. Substantially all the Company’s asset-based fees for services are based on the value of client assets over time, which are typically determined using observable market data. Services may be invoiced in advance or in arrears and are payable upon receipt. Any asset-based fees collected in advance are deferred and recognized as the services are performed and consumed. Consolidated revenue recognized by the Company is adjusted for any expense reimbursement arrangements. The Company’s Affiliates may periodically either waive or reduce fees in order to attract or retain client assets or for other reasons. Fee waivers or reductions are presented as a reduction to Consolidated revenue.
Performance-based fees, including carried interests, are recognized upon the satisfaction of performance obligations, the resolution of any constraints, which include exceeding performance benchmarks or hurdle rates that may extend over one or more reporting periods, and when it is improbable that there will be a significant reversal in the amount of revenue recognized. As a result, any performance-based fees or carried interest recognized in the current reporting period may relate to performance obligations satisfied in a previous reporting period.
The Company and its Affiliates have contractual arrangements with third-parties to provide distribution-related services. Fees received and expenses incurred under these arrangements are primarily based on the value of client assets over time. Distribution-related fees are presented within Consolidated revenue gross of any related expenses when the Company and its Affiliates are the principal in their role as primary obligor under their distribution-related services arrangements. Distribution-related expenses are presented within Selling, general and administrative expenses in the Consolidated Statements of Income.
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
(n)Contingent Payment Obligations
The Company periodically enters into contingent payment obligations in connection with its investments in Affiliates. In these obligations, the Company agrees to pay additional consideration to the sellers to the extent that certain specified financial targets are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time the investment in an Affiliate is consummated and records a liability in Other liabilities. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company’s expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Gains and losses resulting from changes to expected payments are included in Other expenses (net) and the accretion of these obligations to their expected payment amounts are included in Interest expense. For Affiliates accounted for under the equity method of accounting, the Company records a liability in Other liabilities when a payment becomes probable, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates (net).
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
The Company regularly assesses the recoverability of its deferred income tax assets to determine whether these assets are more-likely-than-not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If the Company determines it would not be able to realize its deferred tax assets, it records a valuation allowance to reflect the deferred tax assets at their current value. The recording of adjustments to the valuation allowance will increase or decrease Income tax expense.
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
(q)Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and derivative financial instruments. The Company and its Affiliates maintain cash and cash equivalents, investments, and, at times, certain derivative financial instruments with various high credit-quality financial institutions. These financial institutions are typically located in countries in which the Company and its Affiliates operate. For the Company and certain of its Affiliates, cash deposits at a financial institution may exceed Federal Deposit Insurance Corporation insurance limits.
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
(t)Recent Accounting Developments
Effective January 1, 2021, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes. The adoption of this standard did not have a significant impact on the Company’s Consolidated Financial Statements.
In August 2020, the Financial Accounting Standards Board issued ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, which simplifies the accounting for convertible instruments and also modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share calculation. The standard is effective for interim and annual periods beginning after December 15, 2021 for the Company and its consolidated Affiliates, and is effective for interim and annual periods beginning after December 15, 2023 for the Company’s Affiliates accounted for under the equity method. The Company’s adoption of ASU 2020-06 will

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result in the Company accounting for its convertible debt instrument as a single liability measured at amortized cost and will modify how certain equity instruments that may be settled in cash or shares, at the Company’s option, impact the calculation of Earnings per share (diluted). The Company plans to adopt the standard using a modified retrospective method. The adoption of this standard will result in increases in Debt and beginning Retained Earnings of $101.5 million and $4.5 million, respectively, and decreases in Additional paid-in-capital and Deferred income tax liability (net) of $80.6 million and $25.4 million, respectively. The potential dilution to the calculation of Earnings per share (diluted) could be material and depends upon a number of factors, such as current share price, number of convertible shares, and conversion price. If the standard had been adopted on January 1, 2021, Earnings per share (diluted) would have been $13.04 for the year ended December 31, 2021.
2.Investments in Marketable Securities
The following is a summary of the cost, gross unrealized gains, gross unrealized losses, and fair value of Investments in marketable securities:

	December 31,
	2020	2021
Cost	$69.4	$73.2
Unrealized gains	5.5	8.1
Unrealized losses	(0.0)	(2.8)
Fair value	$74.9	$78.5
As of December 31, 2020 and 2021, Investments in marketable securities include consolidated Affiliate sponsored investment products with fair values of $52.3 million and $42.9 million, respectively.
3.Other Investments
    Other investments consist of investments in funds advised by the Company’s Affiliates that are carried at NAV as a practical expedient and other investments without readily determinable fair values. Any gain or loss related to these investments is recorded in Investment and other income.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor funds in which the Company and its consolidated Affiliates may make general partner and seed capital investments. These funds operate in partnership form and apply the specialized fair value accounting for investment companies. The Company accounts for its interests in these funds using the equity method of accounting and is required to retain the specialized accounting of the investment companies. Because the funds’ investments do not have readily determinable fair values, the Company uses the NAV of these investments as a practical expedient for their fair values. The following table summarizes the fair values of these investments and any related unfunded commitments:

	December 31, 2020		December 31, 2021
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$235.4	$122.2	$310.2	$156.3
Investments in other strategies(2)	8.0	—	14.6	—
Total(3)	$243.4	$122.2	$324.8	$156.3
__________________________
(1)The Company accounts for the majority of its interests in private equity funds one quarter in arrears (adjusted for current period calls and distributions). These funds primarily invest in a broad range of third-party funds and direct investments. Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.
(2)These are multi-disciplinary funds that invest across various asset classes and strategies, including equity, credit, and real estate. Investments are generally redeemable on a daily, monthly, or quarterly basis.
(3)Fair value attributable to the controlling interest was $164.4 million and $224.4 million as of December 31, 2020 and 2021, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments Without Readily Determinable Fair Values
The Company made an investment in a private corporation where it does not exercise significant influence. Because this investment does not have a readily determinable fair value, the Company has elected to measure this investment at its cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments in the private corporation. The following table summarizes the cost, cumulative unrealized gains, and carrying amount of investments without readily determinable fair values:

	December 31,
	2020	2021
Cost	$8.5	$8.5
Cumulative unrealized gains	5.3	41.9
Carrying amount	$13.8	$50.4
During the year ended December 31, 2021, the Company recorded unrealized gains of $36.6 million based on observable price changes in the underlying investment.
The following table presents the changes in Other investments:

	For the Years Ended December 31,
	2020			2021
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$211.8	$—	$211.8	$243.4	$13.8	$257.2
Net realized and unrealized gains(1)	18.0	5.3	23.3	79.5	36.6	116.1
Purchases and commitments	36.3	8.5	44.8	60.3	—	60.3
Sales and distributions	(22.7)	—	(22.7)	(58.4)	—	(58.4)
Balance, end of period	$243.4	$13.8	$257.2	$324.8	$50.4	$375.2
__________________________
(1)Recognized in Investment and other income.
4.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	December 31, 2020
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$74.9	$25.7	$49.2	$—
Derivative financial instruments(1)	3.5	—	3.5	—
Financial Liabilities(2)
Affiliate equity purchase obligations	$22.0	$—	$—	$22.0
Derivative financial instruments	4.2	—	4.2	—

		Fair Value Measurements
	December 31, 2021
		Level 1	Level 2	Level 3
Financial Assets
Investments in marketable securities	$78.5	$64.5	$14.0	$—
Derivative financial instruments(1)	0.9	—	0.9	—
Financial Liabilities(2)
Contingent payment obligations	$40.3	$—	$—	$40.3
Affiliate equity purchase obligations	12.6	—	—	12.6
Derivative financial instruments	(0.8)	—	(0.8)	—
__________________________
(1)Amounts are presented within Other assets.
(2)Amounts are presented within Other liabilities.
Level 3 Financial Liabilities
The following table presents the changes in level 3 liabilities:

	For the Years Ended December 31,
	2020		2021
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$—	$19.8	$—	$22.0
Net realized and unrealized (gains) losses(1)	—	(4.3)	16.6	(1.4)
Purchases and issuances(2)	—	310.6	23.7	112.7
Settlements and reductions	—	(304.1)	—	(120.7)
Balance, end of period	$—	$22.0	$40.3	$12.6

Net change in unrealized (gains) losses relating to instruments still held at the reporting date	$—	$—	$—	$—
__________________________
(1)Gains and losses resulting from changes to expected payments are included in Other expenses (net) and the accretion of these obligations is included in Interest expense.
(2)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s recurring level 3 fair value measurements:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2020			December 31, 2021
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo simulation	Volatility	$—	—	—	$40.3	13% - 25%	13%
		Discount rates		—	—		1% - 2%	2%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$22.0	(5)% - 8%	3%	$12.6	(13)% - 7%	2%
		Discount rates		14% - 16%	15%		15% - 18%	15%
__________________________
(1)Calculated by comparing the relative fair value of an obligation to its respective total.
(2)Represents growth rates of asset- and performance-based fees.
Contingent payment obligations represent the present value of the expected future settlement amounts related to the Company’s investments in its consolidated Affiliates.
Affiliate equity purchase obligations include agreements to repurchase Affiliate equity. As of December 31, 2021, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
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
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2020		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,097.3	$1,206.6	$1,098.0	$1,165.6	Level 2
Junior subordinated notes	565.7	623.1	765.8	809.1	Level 2
Junior convertible securities	318.4	427.6	299.5	461.4	Level 2
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
Substantially all of the Company’s consolidated Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2020		December 31, 2021
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,384.2	$1,962.1	$1,864.7	$2,023.0

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020 and 2021, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,074.8 million and $2,134.4 million, respectively, including Affiliates accounted for under the equity method considered VREs of $112.7 million and $111.4 million, respectively.
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

	December 31, 2020		December 31, 2021
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$2,378.2	$0.9	$4,958.5	$15.7
6.Debt
The following table summarizes the Company’s Debt:

	December 31,
	2020	2021
Senior bank debt	$349.8	$349.9
Senior notes	1,091.9	1,093.5
Junior subordinated notes	556.4	751.4
Junior convertible securities	314.0	295.6
Debt	$2,312.1	$2,490.4
The Company’s senior notes, junior subordinated notes, and junior convertible securities are carried at amortized cost. Unamortized discounts and debt issuance costs are presented within the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.
Senior Bank Debt
The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility and a $350.0 million senior unsecured term loan facility. The Company amended and restated the revolver in October 2021, extending the maturity from January 18, 2024 to October 23, 2026, and amended the term loan in January 2021 and June 2021, and further amended and restated the term loan in October 2021, extending the maturity from January 18, 2023 to October 23, 2026. Through these amendments, the Company also reduced applicable rates for the revolver and the term loan, and provided for customary LIBOR succession provisions. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable LIBOR or prime rate, plus a marginal rate determined based on its credit rating. As of December 31, 2021, the interest rate for the Company’s outstanding borrowings under the credit facilities was LIBOR plus 0.85%.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions, and fundamental corporate changes, and certain customary events of default.
As of December 31, 2020 and 2021, the Company had no outstanding borrowings under the revolver. As of December 31, 2020 and 2021, the Company had outstanding borrowings under the term loan of $350.0 million, and the weighted average interest rate on outstanding borrowings was 1.02% and 0.95%, respectively. The Company pays commitment fees on the unused portion of its revolver. For the years ended December 31, 2020 and 2021, these fees amounted to $1.5 million.
Senior Notes

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, the Company had senior notes outstanding. The carrying value of the senior notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the senior notes outstanding as of December 31, 2021 were as follows:

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
Junior Subordinated Notes
As of December 31, 2021, the Company had junior subordinated notes outstanding. The carrying value of the junior subordinated notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the junior subordinated notes outstanding as of December 31, 2021 were as follows:

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, the effective interest rates of the 2024, the 2025, and the 2030 senior notes were 4.43%, 3.67%, and 3.39%, respectively. As of December 31, 2021, the effective interest rates of the 2059, the 2060, and the 2061 junior subordinated notes were 5.90%, 4.78%, and 4.21%, respectively.
Junior Convertible Securities
The following table summarizes the Company’s junior convertible trust preferred securities outstanding (the “junior convertible securities”). The carrying value and principal amount at maturity of the junior convertible securities were as follows:

	December 31, 2020		December 31, 2021
	Carrying Value	Principal Amount at Maturity	Carrying Value	Principal Amount at Maturity
Junior convertible securities(1)	$318.4	$430.8	$299.5	$401.0
__________________________
(1)The carrying value is accreted to the principal amount at maturity over a remaining life of 16 years.
The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash. Holders of the junior convertible securities have no rights to put these securities to the Company. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities, subject to its stock trading at or above certain specified levels over specified times periods, and may also repurchase junior subordinated notes in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. The Company estimates that these deductions will generate annual deferred tax liabilities of approximately $9 million. During the year ended December 31, 2021, the Company paid $33.0 million to repurchase a portion of our junior convertible securities, resulting in reductions of $29.9 million and $7.1 million in Debt and Additional paid-in capital, respectively. As a result of these repurchases, the Company also reduced our Deferred income tax liability (net) by $7.0 million.
7.Derivative Financial Instruments
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
During the fourth quarter of 2021, the Company terminated its interest rate swap contract (the “interest rate swap”) with a large financial institution (the “swap counterparty”), and upon settlement paid $0.4 million. The interest rate swap was designated as a cash flow hedge and was used to exchange a portion of the Company’s LIBOR-based interest payments for fixed rate interest payments. Under the contract, the Company received payments based on one-month LIBOR and made payments based on an annual fixed rate of 0.5135% on a notional amount of $250.0 million. The terms of the contract also required the Company and the swap counterparty to post cash collateral in certain circumstances throughout the duration of the contract. As of December 31, 2021, the Company held no cash collateral from the swap counterparty, and the swap counterparty held no cash collateral from the Company.
Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, which are designated as cash flow hedges.
The following table summarizes the Company’s and its Affiliates’ derivative financial instruments measured at fair value on a recurring basis:

	December 31, 2020		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Forward foreign currency contracts	$3.5	$(2.3)	$0.9	$(0.8)
Interest rate swap	—	(1.9)	—	—
Total	$3.5	$(4.2)	$0.9	$(0.8)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company and certain of its consolidated Affiliates have entered into contracts that do not include set-off rights and are therefore presented on a gross basis in Other assets and Other liabilities; they were $3.5 million and $4.2 million, respectively, as of December 31, 2020, and $0.9 million and $0.8 million, respectively, as of December 31, 2021.
The following table summarizes the effects of the derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Years Ended December 31,
	2020			2021
	Gain (Loss) Recorded in Other Comprehensive Income (loss)	Gain Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain Recorded in Earnings from Excluded Components(1)	Gain (Loss) Recorded in Other Comprehensive Income (Loss)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Gain (loss) Recorded in Earnings from Excluded Components(1)
Forward foreign currency contracts	$65.4	$0.6	$2.8	$(1.0)	$1.0	$—
Put options	(47.7)	—	—	—	—	—
Call options	(1.3)	—	—	—	—	—
Interest rate swap	(1.9)	—	—	1.9	(0.4)	—
Total	$14.5	$0.6	$2.8	$0.9	$0.6	$—
__________________________
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2021, these unfunded commitments were $156.3 million and may be called in future periods.
As of December 31, 2021, the Company was contingently liable to make payments of $185.0 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which, $37.5 million may become payable in 2022 and $147.5 million may become payable from 2023 through 2029. As of December 31, 2021, the Company expected to make payments of approximately $13 million. In the event certain financial targets are not met at one of the Company’s Affiliates, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
Affiliate equity interests provide holders at consolidated Affiliates with a conditional right to put their interests to the Company over time. See Note 19. In connection with one of the Company’s investments in an Affiliate accounted for under the equity method, a minority owner had the right to elect to sell a portion of its ownership interest in the Affiliate to the Company annually. As of December 31, 2021, the minority owner maintained a 14% ownership interest in the Affiliate. The minority owner sold its interest on January 14, 2022. See Note 11.
As of December 31, 2021, the Company was contingently liable to make payments in connection with its investments in consolidated Affiliates. See Note 9.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. The Company’s management is not aware of any significant violations of such requirements.
9.Business Combinations

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 1, 2021, the Company, along with a co-investor, completed a majority investment in Parnassus Investments (“Parnassus”), a leading independent ESG-dedicated fund manager. The Company’s provisional purchase price allocation was measured using a discounted cash flow analysis that included a projected growth rate of 2.9% for assets under management, discount rate of 17.5% for asset-based fees, a market participant tax rate of 25%, and discounts for lack of marketability of 20% for non-controlling interests. The associated provisional amounts may be revised upon completion of the final valuation. At this time, the Company does not expect material changes. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.
In addition, on December 29, 2021, the Company completed a majority investment in Abacus Capital Group LLC (“Abacus”), a high-quality real estate investment firm focused on the U.S. multi-family sector. The Company’s provisional purchase price allocation was measured using a discounted cash flow analysis that included a projected growth rate of 8.2% for assets under management, discount rates of 13.7% and 30% for asset- and performance-based fees, respectively, a market participant tax rate of 25%, and discounts for lack of marketability of 30% for non-controlling interests. The associated provisional amounts may be revised upon completion of the final valuation. At this time, the Company does not expect material changes. The consideration paid (less net tangible assets acquired) will be deductible for U.S. tax purposes over a 15-year life.
The purchase price allocation for these investments is as follows:

Total
Consideration paid(1)	$462.6
Deferred payment obligations(2)	261.1
Contingent payment obligations(3)	23.7
Retained equity interests	247.0
Enterprise value	$994.4
Acquired client relationships	$957.0
Trade name	5.0
Lease contract	(0.8)
Tangible assets, net	2.7
Goodwill	30.5
$994.4
__________________________
(1)The Company funded $363.0 million.
(2)The Company’s portion of the deferred payment obligations is $211.6 million.
(3)The Company’s portion of the contingent payment obligations is $18.1 million.
The excess of the enterprise value over the separately identifiable net assets acquired was recorded as goodwill and allocated to our reporting unit.
Acquisition-related costs incurred in connection with these investments were $9.2 million for the year ended December 31, 2021. These costs were primarily related to professional fees and recorded in Selling, general and administrative expenses.
Unaudited pro forma financial results are set forth in the table below, assuming these investments occurred on January 1, 2020 and the Company’s structured partnership interests had been in effect for the entire period. These results include adjustments to intangible amortization, acquisition-related costs, accretion expense related to deferred and contingent payments, and interest expense related to assumed borrowings to complete the purchases. These results do not include the impact of gains or losses resulting from changes to expected payments related to the contingent payment obligations that did not occur, or the benefits that may be expected to result from these investments. These results are not necessarily indicative of the financial results had the investment been consummated at the beginning of the periods presented, nor are they necessarily indicative of the financial results expected in future periods.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2020 (Unaudited)	2021 (Unaudited)
Revenue	$2,236.5	$2,642.6
Net income (controlling interest)	226.6	610.3
The Company’s new investments in Parnassus and Abacus contributed $85.8 million and $16.2 million to the Company’s Revenue and Net income (controlling interest), respectively, during 2021.
In connection with these investments, as of December 31, 2021, the Company was obligated to make deferred payments and was contingently liable to make payments as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2022	2023	2024	2025
Deferred payment obligations	$215.2	$49.8	$265.0	$200.0	$21.7	$43.3	$—
Contingent payment obligations(1)	30.6	9.7	40.3	—	—	38.9	1.4
__________________________
(1)Fair value as of December 31, 2021. The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to the co-investor), of which $100.0 million and $10.0 million may become payable in 2024 and 2025, respectively.
Parnassus and Abacus are limited liability companies with structured interests that define how the Company will participate in Affiliate earnings, based upon a fixed percentage of revenue. The limited liability company agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliates. These percentages would be subject to a separate future negotiation if the Affiliates were to be sold or liquidated.
10.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

	Goodwill
	2020	2021
Balance, beginning of period	$2,651.7	$2,661.4
New investments	—	30.5
Foreign currency translation	11.6	(1.1)
Other	(1.9)	(1.6)
Balance, end of period	$2,661.4	$2,689.2
As of September 30, 2021, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2019	$1,248.8	$(1,039.0)	$209.8	$972.2	$1,182.0
Intangible amortization and impairments	—	(69.8)	(69.8)	(70.7)	(140.5)
Foreign currency translation	3.5	(3.7)	(0.2)	7.5	7.3
Transfers(1)	(85.7)	85.7	—	—	—
Balance, as of December 31, 2020	$1,166.6	$(1,026.8)	$139.8	$909.0	$1,048.8
New investments	232.0	—	232.0	725.0	957.0
Intangible amortization and impairments	—	(35.7)	(35.7)	—	(35.7)
Foreign currency translation	0.6	(0.6)	—	(3.7)	(3.7)
Transfers(1)	(35.0)	35.0	—	—	—
Balance, as of December 31, 2021	$1,364.2	$(1,028.1)	$336.1	$1,630.3	$1,966.4
__________________________
(1)Transfers include acquired client relationships at Affiliates that were deconsolidated during the period.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense in Intangible amortization and impairments for these relationships of $93.4 million, $55.3 million, and $35.7 million for the years ended December 31, 2019, 2020, and 2021, respectively. Based on relationships existing as of December 31, 2021, the Company estimates that its consolidated amortization expense will be approximately $50 million in each of 2022 and 2023, approximately $35 million in 2024, and approximately $30 million in each of 2025 and 2026. As of December 31, 2021, no impairments of definite-lived acquired client relationships were indicated.
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
As of December 31, 2021, no impairments of indefinite-lived acquired client relationships were indicated. If financial markets become depressed for a prolonged period as a result of the novel coronavirus global pandemic (“COVID-19”) or other factors, the fair values of these assets could drop below their carrying values resulting in future impairments.
11.Equity Method Investments in Affiliates
In the first and second quarters of 2021, the Company completed minority investments in Boston Common Asset Management LLC (“Boston Common”), a pioneer in global sustainable and impact investing, and OCP Asia Limited (“OCP Asia”), a leading alternative manager in private markets, providing customized secured lending solutions across the Asia-Pacific region, respectively. The majority of the consideration paid for both Boston Common and OCP Asia is deductible for U.S. tax purposes over a 15-year life. The Company’s purchase price allocation for each investment was measured using

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discounted cash flow analyses that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
Equity method investments in Affiliates (net) consisted of the following:

	December 31,
	2020	2021
Goodwill	$1,251.6	$1,264.4
Definite-lived acquired client relationships (net)	479.5	470.1
Indefinite-lived acquired client relationships (net)	173.1	174.4
Undistributed earnings and tangible capital	170.6	225.5
Equity method investments in Affiliates (net)	$2,074.8	$2,134.4
The following table presents the change in Equity method investments in Affiliates (net):

	Equity Method Investments in Affiliates (Net)
	2020	2021
Balance, beginning of period	$2,195.6	$2,074.8
Investments in Affiliates	128.7	147.3
Earnings	288.6	417.5
Intangible amortization and impairments	(332.0)	(175.0)
Distributions of earnings	(236.8)	(337.5)
Return of capital	—	(4.4)
Foreign currency translation	5.1	12.5
Other	25.6	(0.8)
Balance, end of period	$2,074.8	$2,134.4
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recorded amortization expense for these relationships of $142.4 million, $147.0 million, and $123.0 million for the years ended December 31, 2019, 2020, and 2021, respectively. Based on relationships existing as of December 31, 2021, the Company estimates the amortization expense attributable to its Affiliates will be approximately $80 million in 2022 and 2023, and approximately $50 million in each of 2024, 2025, and 2026.
In the first and fourth quarters of 2020, the Company recorded expenses of $140.0 million and $45.0 million, respectively, to reduce the carrying value of an Affiliate to fair value. The decline in the fair values was a result of declines in assets under management and reductions in projected growth, which decreased the forecasted revenues associated with the investment. The fair values of the investment were determined using probability-weighted discounted cash flow analyses, level 3 fair value measurements that included projected compounded growth in assets under management over the first five years of (2)% and (5)% for the first and fourth quarters of 2020, respectively, discount rates of 11% for asset-based fees, discount rates of 20% for performance-based fees, and market participant tax rates of 25%. Based on the discounted cash flow analyses, the Company concluded that the fair value of its investment had declined below its carrying value at each of the respective measurement dates and that the decline was other-than-temporary.
In the fourth quarter of 2021, the Company recorded a $52.0 million expense to reduce the carrying value of an Affiliate to fair value. The decline in the fair value was a result of a decline in assets under management and a reduction in projected growth, which decreased the forecasted revenue associated with the investment. The fair value of the investment was determined using a probability-weighted discounted cash flow analysis, a level 3 fair value measurement that included a projected compounded growth in assets under management over the first five years of 0.3%, discount rates of 11% and 20% for asset- and performance-based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
For the year ended December 31, 2021, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no other impairments were indicated. If financial markets become depressed for a prolonged period as a result of COVID-19 or other factors, or the financial performance of an Affiliate worsens as a result of net client cash outflows or performance, regardless of the performance of financial markets, the fair values of these assets could drop below their carrying values for periods considered other-than-temporary, resulting in future impairments.
The Company had liabilities for deferred and contingent payment obligations related to certain of its investments in Affiliates accounted for under the equity method. As of December 31, 2021, the Company was obligated to make deferred payments of up to $50.8 million, all of which is payable in 2022. As of December 31, 2021, the Company has recorded liabilities of $43.0 million related to the achievement of specified financial targets, which are expected to settle in 2022. Liabilities for deferred and contingent payments are included in Other liabilities.
The Company had 18 and 21 Affiliates accounted for under the equity method as of December 31, 2020 and 2021, respectively. The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses. The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate. These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
The following table presents summarized financial information for Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2019	2020	2021
Revenue(1)	$2,760.9	$2,659.7	$3,228.1
Net income(1)	1,061.3	1,061.8	1,656.6

	December 31,
	2020	2021
Assets	$2,958.9	$3,607.7
Liabilities and Non-controlling interests	1,245.5	1,422.7
__________________________
(1)Revenue and net income include asset- and performance-based fees, the impact of consolidated sponsored investment products and investments in new Affiliates for the full-year, regardless of the date of the Company’s investment.
On January 14, 2022, the Company completed an additional investment in Systematica Investments (“Systematica”), an innovative technology-driven systematic manager. Following the close of the transaction, the investment continues to be accounted for under the equity method of accounting and Systematica partners continue to hold a majority of the equity of the business and direct its day-to-day operations.
12.Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements. The following table presents total lease costs (net) for 2019, 2020, and 2021:

	For the Years Ended December 31,
	2019	2020	2021
Operating lease costs	$41.7	$37.6	$33.8
Short-term lease costs	2.1	0.8	0.8
Variable lease costs	0.1	0.0	0.0
Sublease income	(4.4)	(5.0)	(7.9)
Total lease costs (net)	$39.5	$33.4	$26.7

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2020 and 2021, the Company’s and its Affiliates’ weighted average operating lease term was seven years, and the weighted average operating lease discount rate was 4% and 3%, respectively.
As of December 31, 2021, the maturities of lease liabilities were as follows:

Year	Operating Leases
2022	38.9
2023	36.3
2024	32.0
2025	27.5
2026	17.8
Thereafter	58.8
Total undiscounted lease liabilities(1)	$211.3
__________________________
(1)Total undiscounted lease liabilities were $35.0 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting. Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.
13.Fixed Assets
Fixed assets (net) consisted of the following:

	December 31,
	2020	2021
Buildings and leasehold improvements	$116.5	$113.4
Software	55.3	56.1
Equipment	44.3	30.6
Furniture and fixtures	21.0	18.9
Land, improvements and other	18.0	20.2
Fixed assets, at cost	255.1	239.2
Accumulated depreciation and amortization	(175.5)	(165.3)
Fixed assets (net)	$79.6	$73.9
14.Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2020	2021
Accrued compensation	$400.0	$545.5
Other	312.4	243.6
Payables and accrued liabilities	$712.4	$789.1
15.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $35.4 million and $28.5 million as of December 31, 2020 and 2021, respectively.
The Company may invest from time to time in funds or products advised by its Affiliates. The Company’s executive officers and directors may invest from time to time in funds advised or products offered by its Affiliates, or receive other investment services provided by its Affiliates, on substantially the same terms as other investors. In addition, the Company and

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its Affiliates earn asset- and performance-based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. Affiliate management owners and the Company’s officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees.
The Company has related party transactions in association with its deferred and contingent payment obligations, and Affiliate equity transactions, as more fully described in Notes 8, 9, 11, 18, and 19.
16.Stockholders’ Equity
Common Stock
The Company is authorized to issue up to 150.0 million shares of voting common stock and 3.0 million shares of class B non-voting common stock.
The Company’s Board of Directors authorized share repurchase programs in January 2021 and October 2019 to repurchase up to 5.0 million and 6.0 million shares of its common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of December 31, 2021, the Company had repurchased all of the shares of the October 2019 authorized amount, and there were a total of 3.4 million shares available for repurchase under the Company’s January 2021 share repurchase program.
The following is a summary of the Company’s share repurchase activity:

Year	Shares Repurchased	Average Price
2019	4.1	$88.73
2020	5.0	86.35
2021	3.5	146.54
Between January 1, 2022 and February 16, 2022, the Company repurchased 0.8 million shares of its common stock in the open market for approximately $110 million.
Equity Distribution Program
The Company has equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). As of December 31, 2021, no sales had occurred under the equity distribution program.
Preferred Stock
The Company is authorized to issue up to 5.0 million shares of preferred stock. Any such preferred stock issued by the Company may rank prior to common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights, and may be convertible into shares of common stock.
Financial Instruments
The Company’s junior convertible securities contain an embedded right for holders to receive shares of the Company’s common stock under certain conditions. These arrangements, as well as the equity distribution program, meet the definition of equity and are not required to be accounted for separately as derivative financial instruments.
17.Share-Based Compensation
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and are forfeitable if the requisite service is not satisfied. Dividends may accrue in cash or may be reinvested in the Company’s common stock.
Share-Based Compensation
The following table presents share-based compensation expense:

Year	Share-Based Compensation Expense	Tax Benefit
2019	$49.9	$8.2
2020	67.4	10.3
2021	63.4	8.0
The excess tax deficiency recognized from share-based incentive plans was $3.2 million, $3.9 million, and $0.2 million, for the years ended December 31, 2019, 2020, and 2021, respectively.
As of December 31, 2020, the Company had unrecognized share-based compensation expense of $86.2 million. As of December 31, 2021, the Company had unrecognized share-based compensation of $70.9 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units—December 31, 2020	1.2	$99.46
Units granted	0.2	142.72
Units vested	(0.3)	133.00
Units forfeited	(0.1)	105.44
Performance condition changes	0.1	102.67
Unvested units—December 31, 2021	1.1	95.03
The Company granted restricted stock units with fair values of $59.7 million, $31.8 million, and $32.3 million for the years ended December 31, 2019, 2020, and 2021, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
The total fair value of shares vested was $18.9 million, $24.1 million, and $51.7 million during the years ended December 31, 2019, 2020, and 2021, respectively. As of December 31, 2021, the Company had 3.2 million shares available for grant under its plans.
Stock Options

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2020	2.9	$82.14
Options granted	0.0	150.68
Options exercised	(0.3)	120.58
Options forfeited	(0.0)	154.44
Performance condition changes	0.6	74.74
Unexercised options outstanding—December 31, 2021	3.2	77.39	4.6
Exercisable at December 31, 2021	0.1	137.88	1.5
The Company granted stock options with fair values of $34.2 million, $4.4 million, and $2.0 million for the years ended December 31, 2019, 2020, and 2021, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2020, and 2021 was $0.2 million, $0.0 million, and $13.4 million, respectively. The cash received for stock options exercised was $0.9 million, zero, and $3.6 million during the years ended December 31, 2019, 2020, and 2021, respectively. As of December 31, 2021, the intrinsic value of exercisable stock options outstanding was $3.4 million, and 1.1 million options were available for grant under the Company’s option plans.
The weighted average fair value of stock options was $18.36, $18.33, and $54.19, per option, for the years ended December 31, 2019, 2020, and 2021, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Years Ended December 31,
	2019	2020	2021
Dividend yield	1.7%	1.6%	0.0%
Expected volatility(1)	29.4%	30.5%	37.1%
Risk-free interest rate(2)	1.5%	0.9%	1.0%
Expected life of stock options (in years)(3)	5.7	5.7	5.7
Forfeiture rate	0.0%	0.0%	0.0%
__________________________
(1)Expected volatility is based on historical and implied volatility.
(2)Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.
(3)Expected life of options (in years) is based on the Company’s historical and expected exercise behavior.
18.Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the Company’s Affiliate equity is presented within Non-controlling interests. Upon becoming redeemable, these interests are reclassified to Redeemable non-controlling interests at their current redemption values. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company has an unconditional obligation

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to repurchase Affiliate equity interests, the interests are reclassified from Redeemable non-controlling interest to Other liabilities at current fair value. Changes in fair value are recorded to Other expenses (net).
The following table presents the changes in Redeemable non-controlling interests:

	Redeemable Non-controlling Interests
	2020	2021
Balance, beginning of period(1)	$916.7	$671.5
Increase (decrease) attributable to consolidated Affiliate sponsored investment products	13.8	(10.4)
Transfers to Other liabilities	(310.6)	(112.7)
Transfers (to) from Non-controlling interests	(7.8)	3.9
Changes in redemption value	59.4	121.6
Balance, end of period(1)	$671.5	$673.9
__________________________
(1)     As of December 31, 2020 and 2021, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $35.4 million and $25.0 million, respectively.
19.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $347.9 million, $306.3 million, and $334.3 million for the years ended December 31, 2019, 2020, and 2021, respectively.
Affiliate equity interests provide the Company a conditional right to call (following an Affiliate equity holder’s departure) and Affiliate equity holders have a conditional right to put their interests at certain intervals (including on an annual basis following an Affiliate equity holder’s departure). For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements. The purchase price of these conditional purchases are generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions. The Company, at its option, may pay for Affiliate equity purchases in cash, shares of its common stock, or other forms of consideration, and can consent to the transfer of these interests to other individuals or entities.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and other parties. The amount of cash paid for purchases was $146.0 million, $315.1 million, and $150.5 million for the years ended December 31, 2019, 2020, and 2021, respectively. The total amount of cash received for issuances was $10.5 million, $20.2 million, and $117.7 million (including $99.6 million from a co-investor) for the years ended December 31, 2019, 2020, and 2021, respectively.
Sales and purchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its consolidated Affiliate partners and other parties as a form of compensation. If the equity is issued for consideration below the fair value of the equity, or purchased for consideration above the fair value of the equity, the difference is recorded as compensation expense in Compensation and related expenses in the Consolidated Statements of Income over the requisite service period.
The following table presents Affiliate equity compensation expense:

	For the Years Ended December 31,
	2019	2020	2021
Controlling interest	$9.6	$20.9	$17.4
Non-controlling interests	30.9	30.9	45.9
Total	$40.5	$51.8	$63.3
The following table presents unrecognized Affiliate equity compensation expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2019	$40.9	4 years	$124.6	6 years
2020	35.9	4 years	109.7	5 years
2021	41.9	6 years	294.1	7 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $9.6 million and $9.0 million as of December 31, 2020 and 2021, respectively, and was included in Other assets. The total payable was $22.0 million and $12.6 million as of December 31, 2020 and 2021, respectively, and was included in Other liabilities.
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

	For the Years Ended December 31,
	2019	2020	2021
Net income (controlling interest)	$15.7	$202.2	$565.7
(Decrease) increase in controlling interest paid-in capital from Affiliate equity issuances	(3.1)	1.1	(17.5)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(50.8)	(239.1)	(63.2)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$(38.2)	$(35.8)	$485.0
20.Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees. Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service (“IRS”) limits. The Company’s consolidated Affiliates generally have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, have their employees covered under the Company’s plan. In each case, the relevant Affiliate is able to make discretionary contributions for the benefit of its employees, as applicable, that are qualified plan participants, up to IRS limits. Consolidated expenses related to these plans were $19.4 million, $17.6 million, and $19.1 million for the years ended December 31, 2019, 2020, and 2021, respectively. The controlling interest’s portion of expenses related to these plans were $3.6 million, $3.0 million, and $3.0 million for the years ended December 31, 2019, 2020, and 2021, respectively.
21.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2019	2020	2021
Controlling interest:
Current taxes	$46.5	$44.6	$144.4
Intangible-related deferred taxes	(51.3)	(9.9)	52.5
Other deferred taxes	(4.3)	34.8	32.7
Total controlling interest	(9.1)	69.5	229.6
Non-controlling interests:
Current taxes	$12.2	$10.0	$15.4
Deferred taxes	(0.2)	1.9	6.0
Total non-controlling interests	12.0	11.9	21.4
Income tax expense	$2.9	$81.4	$251.0
Income before income taxes (controlling interest)	$6.6	$271.7	$795.3
Effective tax rate (controlling interest)(1)	(137.0)%	25.6%	28.9%
__________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2019	2020	2021
Current:
Federal	$(18.2)	$(9.6)	$73.1
State	(8.8)	17.0	19.6
Foreign	85.7	47.2	67.1
Total current	58.7	54.6	159.8
Deferred:
Federal	$(23.9)	$20.1	$55.9
State	3.4	5.4	13.0
Foreign	(35.3)	1.3	22.3
Total deferred	(55.8)	26.8	91.2
Income tax expense	$2.9	$81.4	$251.0
For financial reporting purposes, Income before income taxes consisted of the following:

	For the Years Ended December 31,
	2019	2020	2021
Domestic	$152.2	$446.1	$698.2
International	155.8	62.2	442.8
Total	$308.0	$508.3	$1,141.0
The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2019	2020	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	3.5	3.5
Foreign operations	(471.2)	(8.5)	(1.7)
Compensation plans	240.6	5.8	2.0
Changes in tax laws	—	3.0	2.4
Change in valuation allowances	(107.2)	6.9	1.1
Unrecognized tax benefits	420.4	(1.1)	0.1
Affiliate divestments	(120.4)	(6.2)	—
Changes in U.S. tax provision to return	(195.7)	0.8	0.4
Other	72.0	0.4	0.1
Effective tax rate (controlling interest)	(137.0)%	25.6%	28.9%
Effect of income from non-controlling interests	137.9	(9.6)	(6.9)
Effective tax rate	0.9%	16.0%	22.0%
The Company’s effective tax rate (controlling interest) in 2019 is lower than the marginal tax rate, primarily due to lower Income before income taxes, as a result of increased Intangible amortization and impairments expense, and tax benefits related to an Affiliate divestment. The effective tax rate (controlling interest) in 2020 is not significantly different from the marginal tax rate. The effective tax rate (controlling interest) in 2021 is higher than the marginal tax rate, primarily due to non-deductible compensation expense and an increase in deferred tax expense resulting from the revaluation of certain deferred tax liabilities due to an increase in the UK tax rate enacted during 2021.
Deferred income tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities. The significant components of the Company’s Deferred income tax liability (net) are as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2020	2021
Deferred Tax Assets
Deferred compensation	$15.4	$12.5
State loss carryforwards	17.0	16.9
Foreign loss carryforwards	19.7	22.2
Tax benefit of uncertain tax positions	26.3	17.4
Lease liabilities	10.0	7.6
Foreign tax credits	8.2	8.7
Other	—	1.3
Total deferred tax assets	96.6	86.6
Valuation allowance	(35.6)	(43.9)
Deferred tax assets, net of valuation allowance	$61.0	$42.7
Deferred Tax Liabilities
Intangible asset amortization	$(235.6)	$(255.9)
Non-deductible intangible amortization	(116.6)	(149.2)
Junior convertible securities interest	(99.3)	(101.7)
Right-of-use assets	(7.3)	(5.9)
Deferred income	(10.7)	(27.3)
Other	(8.5)	(4.0)
Total deferred tax liabilities	(478.0)	(544.0)
Deferred income tax liability (net)(1)	$(417.0)	$(501.3)
__________________________
(1)As of December 31, 2020 and 2021, foreign loss carryforwards of $19.7 million (net of a $13.3 million valuation allowance) and $22.2 million (net of a $20.3 million valuation allowance), respectively, are presented within Other assets as they represent a net deferred tax asset in a foreign jurisdiction.
As of December 31, 2021, the Company had available state net operating loss carryforwards of $242.4 million, a majority of which will expire over nine years to 12 years. As of December 31, 2021, the Company had foreign loss carryforwards of $83.9 million, of which $65.8 million will expire over ten years to 18 years and $18.1 million will carry forward indefinitely. As of December 31, 2021, the Company had foreign tax credit carryforwards of $8.7 million which will expire over seven years to ten years.
The Company believed it was more-likely-than-not that the benefit from certain state and foreign loss carryforwards and foreign tax credit carryforwards would not be fully realized, and, as of December 31, 2021, had valuation allowances of $14.9 million, $20.3 million, and $8.7 million on the state and foreign loss carryforwards and the foreign tax credit carryforwards, respectively. For the years ended December 31, 2020 and 2021, the Company increased its valuation allowance $18.7 million and $8.3 million, respectively.
The Company’s estimates and assumptions regarding the realization of its state and foreign loss carryforwards do not contemplate certain changes in ownership of the Company’s stock which could limit the utilization of these carryforwards.
The Company does not provide for U.S. income taxes on the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries considered permanent in duration. Such amount would generally become taxable upon the repatriation of assets from, or a sale or liquidation of, the foreign subsidiaries. While a determination of the potential amount of unrecognized deferred U.S. income tax liability related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2021, the estimated amount of such difference was $321.6 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2019	2020	2021
Balance, beginning of period	$33.1	$65.4	$63.5
Additions based on current year tax positions	39.8	1.1	0.8
Additions based on prior years’ tax positions	3.2	1.7	4.6
Reduction for prior years’ tax positions	(3.5)	(0.4)	(5.6)
Lapse of the statute of limitations	(4.0)	(7.6)	(5.7)
Settlements	(0.4)	—	(5.5)
Foreign currency translation	(2.8)	3.3	0.3
Balance, end of period	$65.4	$63.5	$52.4
Included in the balance of unrecognized tax benefits as of December 31, 2019, 2020, and 2021 were $65.4 million, $63.5 million, and $52.4 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest). As of December 31, 2021, certain of these benefits, if realized, would be offset by the utilization of indirect tax benefits, for which the Company has accrued deferred tax assets of $17.4 million.
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. For the years ended December 31, 2019, 2020, and 2021, interest and penalties related to unrecognized tax benefits were $8.4 million, $0.8 million, and $(0.4) million, respectively. As of December 31, 2020 and 2021, the Company accrued interest and penalties related to unrecognized tax benefits of $11.4 million and $11.0 million, respectively.
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
22.Earnings Per Share
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
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

	For the Years Ended December 31,
	2019	2020	2021
Numerator
Net income (controlling interest)	$15.7	$202.2	$565.7
Interest expense on junior convertible securities, net of taxes	—	—	18.5
Net income (controlling interest), as adjusted	$15.7	$202.2	$584.2
Denominator
Average shares outstanding (basic)	50.5	46.5	41.5
Effect of dilutive instruments:
Stock options and restricted stock units	0.1	0.2	1.2
Junior convertible securities	—	—	2.1
Average shares outstanding (diluted)	50.6	46.7	44.8
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and items that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2019	2020	2021
Stock options and restricted stock units	2.6	2.9	0.2
Junior convertible securities	2.2	2.2	—
The Company may settle portions of its Affiliate equity purchases in shares of its common stock. Because it is the Company’s intention to settle these potential purchases in cash, the calculation of Average shares outstanding (diluted) excludes any potential dilutive effect from possible share settlements of Affiliate equity purchases.
23.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2019
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain (loss)	$(11.4)	$22.3	$10.9
Change in net realized and unrealized gain on derivative financial instruments	1.7	—	1.7
Other comprehensive income (loss)	$(9.7)	$22.3	$12.6

	For the Year Ended December 31, 2020
	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain (loss)	$25.5	$(10.3)	$15.2
Change in net realized and unrealized gain (loss) on derivative financial instruments	(1.9)	0.4	(1.5)
Other comprehensive income (loss)	$23.6	$(9.9)	$13.7

	For the Year Ended December 31, 2021
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$10.3	$(3.5)	$6.8
Change in net realized and unrealized loss on derivative financial instruments	0.9	(0.5)	0.4
Other comprehensive income (loss)	$11.2	$(4.0)	$7.2
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2019	$(177.1)	$1.2	$(175.9)
Other comprehensive income (loss) before reclassifications	15.2	(0.9)	14.3
Amounts reclassified	—	(0.6)	(0.6)
Net other comprehensive income (loss)	15.2	(1.5)	13.7
Balance, as of December 31, 2020	$(161.9)	$(0.3)	$(162.2)
Other comprehensive income (loss) before reclassifications	6.8	(0.2)	6.6
Amounts reclassified	—	0.6	0.6
Net other comprehensive income	6.8	0.4	7.2
Balance, as of December 31, 2021	$(155.1)	$0.1	$(155.0)
24.Geographic Information
The following table presents Consolidated revenue and Fixed assets (net) of the Company by geographic location. For Affiliates, this information is primarily based on the location of the Affiliates’ headquarters.

	For the Years Ended December 31,
	2019	2020	2021
Consolidated revenue
United States	$1,642.2	$1,524.0	$1,838.7
United Kingdom	515.2	462.3	528.6
Other	82.2	41.2	45.1
Total	$2,239.6	$2,027.5	$2,412.4

	December 31,
	2020	2021
Fixed assets (net)
United States	$64.2	$58.7
United Kingdom	14.6	14.6
Other	0.8	0.6
Total	$79.6	$73.9

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2021	$35.6	$8.3	$—	$—	$43.9
2020	16.9	18.4	0.3	—	35.6
2019	24.1	4.9	—	12.1	16.9

Other Allowances(1)
Year Ending December 31,
2021	$4.8	$—	$—	$—	$4.8
2020	4.1	3.8	—	3.1	4.8
2019	5.0	1.0	—	1.9	4.1
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2021 Annual Meeting of Stockholders (to be filed within 120 days after December 31, 2021) (the “Proxy Statement”), and is incorporated herein by reference.
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

PART IV
Item 15.Exhibits, Financial Statement Schedules
(a)(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	80

(3) Exhibits: See the Exhibit Index below and incorporated by reference herein.

Item 16.Form 10-K Summary
None.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 333-34679), filed October 29, 1997)
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005)
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 3, 2017)
3.5	Amended and Restated By-laws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 5, 2021)
4.1	Specimen certificate for shares of common stock of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among Affiliated Managers Group, Inc., U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.3
Indenture, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.6
Indenture, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.7
Supplemental Indenture related to the 4.250% Senior Notes due 2024, dated as of February 11, 2014, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.8
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between Affiliated Managers Group, Inc. and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 13, 2015)

4.9
Indenture, dated as of March 27, 2019, by and between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.10
First Supplemental Indenture related to the 5.875% Junior Subordinated Notes due 2059, dated as of March 27, 2019, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.11
Second Supplemental Indenture related to the 4.750% Junior Subordinated Notes due 2060, dated as of September 23, 2020, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed September 23, 2020)

4.12
Third Supplemental Indenture, dated as of July 13, 2021, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed July 13, 2021)

4.13
Indenture for Senior Notes between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, dated as of June 5, 2020 (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed June 5, 2020)

4.14
First Supplemental Indenture related to the 3.300% Senior Notes due 2030, dated as of June 5, 2020, between Affiliated Managers Group, Inc., as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed June 5, 2020)

4.15	Description of Registrant’s Securities*
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
10.24†
Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)

10.25†
Form of Affiliated Managers Group, Inc. Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.26†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)

10.27†
Form of Restricted Stock Unit Award Agreement for Directors pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.28†
Form of Stock Option Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)

10.29†
Form of Stock Option Award Agreement for Directors pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.30†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.31†
Agreement, dated as of May 15, 2020, by and between Affiliated Managers Group, Inc. and Hugh P. B. Cutler (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.32†	Annual Director Compensation*
10.33
Second Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021)

10.34
Fourth Amended and Restated Term Credit Agreement, dated as of October 25, 2021, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021

10.35	Form of Equity Distribution Agreement, dated as of March 27, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)
10.36	Form of Master Confirmation Letter Agreement, dated as of March 27, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)
21.1	Schedule of Subsidiaries*
22	Subsidiary Issuers of Guaranteed Securities (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
101	The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, (ii) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (iii) the Consolidated Statement of Equity for the years ended December 31, 2021, 2020, and 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (v) the Notes to the Consolidated Financial Statements
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
† Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 18, 2022	By:	/s/ JAY C. HORGEN
Jay C. Horgen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY C. HORGEN	President, Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2022
Jay C. Horgen

/s/ THOMAS M. WOJCIK	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 18, 2022
Thomas M. Wojcik

/s/ KAREN L. ALVINGHAM	Director	February 18, 2022
Karen L. Alvingham

/s/ TRACY A. ATKINSON	Director	February 18, 2022
Tracy A. Atkinson

/s/ DWIGHT D. CHURCHILL	Director	February 18, 2022
Dwight D. Churchill

/s/ REUBEN JEFFERY III	Director	February 18, 2022
Reuben Jeffery III

/s/ FELIX V. MATOS RODRIGUEZ	Director	February 18, 2022
Felix V. Matos Rodriguez

/s/ TRACY P. PALANDJIAN	Director	February 18, 2022
Tracy P. Palandjian

/s/ DAVID C. RYAN	Director	February 18, 2022
David C. Ryan