Form 10-Q
period 2022-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2022-05-06
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 38,675,094 shares of the registrant’s common stock outstanding on May 4, 2022.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2021	2022
Consolidated revenue	$559.1	$607.3

Consolidated expenses:
Compensation and related expenses	246.9	255.0
Selling, general and administrative	78.8	89.4
Intangible amortization and impairments	7.5	12.6
Interest expense	27.5	29.1
Depreciation and other amortization	4.3	3.4
Other expenses (net)	13.5	5.6
Total consolidated expenses	378.5	395.1

Equity method income (net)	51.7	48.6

Investment and other income	32.3	13.6
Income before income taxes	264.6	274.4

Income tax expense	50.5	55.7
Net income	214.1	218.7

Net income (non-controlling interests)	(64.2)	(72.7)
Net income (controlling interest)	$149.9	$146.0

Average shares outstanding (basic)	42.6	39.7
Average shares outstanding (diluted)	45.4	46.9

Earnings per share (basic)	$3.52	$3.68
Earnings per share (diluted)	$3.41	$3.44

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2021	2022
Net income	$214.1	$218.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	23.8	(11.8)
Change in net realized and unrealized gain on derivative financial instruments	0.5	0.0
Other comprehensive income (loss), net of tax	24.3	(11.8)
Comprehensive income	238.4	206.9
Comprehensive income (non-controlling interests)	(64.0)	(66.2)
Comprehensive income (controlling interest)	$174.4	$140.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2021	March 31, 2022
Assets
Cash and cash equivalents	$908.5	$501.0
Receivables	419.2	465.8
Investments in marketable securities	78.5	81.1
Goodwill	2,689.2	2,683.7
Acquired client relationships (net)	1,966.4	1,943.3
Equity method investments in Affiliates (net)	2,134.4	2,195.2
Fixed assets (net)	73.9	73.9
Other investments	375.2	394.1
Other assets	231.1	232.7
Total assets	$8,876.4	$8,570.8
Liabilities and Equity
Payables and accrued liabilities	$789.1	$551.6
Debt	2,490.4	2,577.9
Deferred income tax liability (net)	503.2	485.7
Other liabilities	709.2	723.6
Total liabilities	4,491.9	4,338.8
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	673.9	638.8
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued in 2021 and 2022)	0.6	0.6
Additional paid-in capital	651.6	557.4
Accumulated other comprehensive loss	(87.9)	(93.2)
Retained earnings	4,569.5	4,719.4
	5,133.8	5,184.2
Less: Treasury stock, at cost (18.3 shares in 2021 and 19.5 shares in 2022)	(2,347.4)	(2,515.4)
Total stockholders' equity	2,786.4	2,668.8
Non-controlling interests	924.2	924.4
Total equity	3,710.6	3,593.2
Total liabilities and equity	$8,876.4	$8,570.8

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2021	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
Net income	—	—	—	149.9	—	64.2	214.1
Other comprehensive income (loss), net of tax	—	—	24.5	—	—	(0.2)	24.3
Share-based compensation	—	9.7	—	—	—	—	9.7
Common stock issued under share-based incentive plans	—	(44.3)	—	—	34.1	—	(10.2)
Repurchases of junior convertible securities	—	(2.9)	—	—	—	—	(2.9)
Share repurchases	—	17.3	—	—	(227.3)	—	(210.0)
Dividends ($0.01 per share)	—	—	—	(0.5)	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	4.4	—	—	—	20.8	25.2
Issuances	—	0.6	—	—	—	1.1	1.7
Purchases	—	11.6	—	—	—	15.7	27.3
Changes in redemption value of Redeemable non-controlling interests	—	(105.6)	—	—	—	—	(105.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.5)	(0.5)
Distributions to non-controlling interests	—	—	—	—	—	(102.6)	(102.6)
March 31, 2021	$0.6	$619.7	$(73.8)	$4,154.9	$(2,050.2)	$536.1	$3,187.3

Three Months Ended March 31, 2022	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2021	$0.6	$651.6	$(87.9)	$4,569.5	$(2,347.4)	$924.2	$3,710.6
Impact of adoption of new accounting standards (see Note 2)	—	(80.6)	—	4.5	—	—	(76.1)
Net income	—	—	—	146.0	—	72.7	218.7
Other comprehensive loss, net of tax	—	—	(5.3)	—	—	(6.5)	(11.8)
Share-based compensation	—	14.7	—	—	—	—	14.7
Common stock issued under share-based incentive plans	—	(29.9)	—	—	16.6	—	(13.3)
Share repurchases	—	—	—	—	(184.6)	—	(184.6)
Dividends ($0.01 per share)	—	—	—	(0.6)	—	—	(0.6)
Affiliate equity activity:
Affiliate equity compensation	—	1.0	—	—	—	14.5	15.5
Issuances	—	(6.9)	—	—	—	21.1	14.2
Purchases	—	0.5	—	—	—	(2.9)	(2.4)
Changes in redemption value of Redeemable non-controlling interests	—	7.0	—	—	—	—	7.0
Capital contributions and other	—	—	—	—	—	23.8	23.8
Distributions to non-controlling interests	—	—	—	—	—	(122.5)	(122.5)
March 31, 2022	$0.6	$557.4	$(93.2)	$4,719.4	$(2,515.4)	$924.4	$3,593.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2021	2022
Cash flow from (used in) operating activities:
Net income	$214.1	$218.7
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	7.5	12.6
Depreciation and other amortization	4.3	3.4
Deferred income tax expense	17.8	20.2
Equity method income (net)	(51.7)	(48.6)
Distributions of earnings received from equity method investments	157.9	173.1
Share-based compensation and Affiliate equity expense	34.9	30.9
Other non-cash items	(23.3)	(13.3)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(48.3)	(11.8)
Sales of securities by consolidated Affiliate sponsored investment products	23.7	10.3
Increase in receivables	(86.6)	(52.2)
Decrease (increase) in other assets	11.2	(1.8)
Decrease in payables, accrued liabilities, and other liabilities	(72.6)	(196.5)
Cash flow from operating activities	188.9	145.0
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(11.8)	(147.8)
Purchase of fixed assets	(0.7)	(3.7)
Purchase of investment securities	(21.0)	(15.4)
Sale of investment securities	9.4	9.5
Cash flow used in investing activities	(24.1)	(157.4)
Cash flow from (used in) financing activities:
Repayments of senior bank debt and junior convertible securities	(15.0)	(16.5)
Repurchases of common stock (net)	(312.8)	(201.3)
Dividends paid on common stock	(0.5)	(0.4)
Distributions to non-controlling interests	(102.6)	(122.5)
Affiliate equity (purchases) / issuances (net)	(15.0)	6.3
Subscriptions to consolidated Affiliate sponsored investment products, net of redemptions	23.1	4.4
Other financing items	(18.1)	(58.9)
Cash flow used in financing activities	(440.9)	(388.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.6	(6.2)
Net decrease in cash and cash equivalents	(273.5)	(407.5)
Cash and cash equivalents at beginning of period	1,039.7	908.5
Cash and cash equivalents at end of period	$766.2	$501.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 includes additional information about its operations, financial position, and accounting policies, and should be read in conjunction with this Quarterly Report on Form 10-Q.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.
2.Accounting Standards and Policies
Recently Adopted Accounting Standards
Effective January 1, 2022, the Company adopted Accounting Standard Update (“ASU”) 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity using a modified retrospective method. ASU 2020-06 removes the separate liability and equity accounting for the Company’s junior convertible securities. Consequently, the Company’s junior convertible securities are accounted for wholly as debt and are carried at their face value less unamortized debt issuance costs. The adoption resulted in increases in Debt and beginning Retained earnings of $101.5 million and $4.5 million, respectively, and decreases in Additional paid-in-capital and Deferred income tax liability (net) of $80.6 million and $25.4 million, respectively. As a result of the adoption of ASU 2020-06, the Company also updated its Earnings Per Share accounting policy as described below.
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
The Company has agreements with Affiliate equity holders that provide the Company a conditional right to call and holders a conditional right to put their interests to the Company at certain intervals. These arrangements are presented at their current redemption value as Redeemable non-controlling interests. The Company may settle these interests in cash or, subject to the terms of the applicable agreement, shares of its common stock, or other forms of consideration, at its option. Prior to 2022, the Company excluded any potential dilutive effect from possible share settlements of Redeemable non-controlling interests as the Company currently intends to settle in cash. Upon adoption of ASU 2020-06, the Company must assume the settlement of all of its Redeemable non-controlling interests using the maximum number of shares permitted under its arrangements. Purchases are assumed to occur at the beginning of the reporting period. The Company acquires the rights to the underlying Affiliate equity when purchased, and therefore, the earnings that would be acquired (net of tax) are assumed to increase Net income (controlling interest) in the computation of Earnings per share (diluted). The issuance of shares and the related income acquired are excluded from the calculation if an assumed purchase of Redeemable non-controlling interests would be anti-dilutive to diluted earnings per share.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted. Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.
3.Investments in Marketable Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of Investments in marketable securities:

	December 31, 2021	March 31, 2022
Cost	$73.2	$81.7
Unrealized gains	8.1	5.6
Unrealized losses	(2.8)	(6.2)
Fair value	$78.5	$81.1
As of December 31, 2021 and March 31, 2022, Investments in marketable securities include consolidated Affiliate sponsored investment products with fair values of $42.9 million and $41.5 million, respectively.
4.Other Investments
Other investments consist of investments in funds advised by the Company’s Affiliates that are carried at net asset value (“NAV”) as a practical expedient and other investments without readily determinable fair values. Any gain or loss related to these investments is recorded in Investment and other income on the Consolidated Statements of Income.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor investment funds in which the Company and its consolidated Affiliates may make general partner and seed capital investments. These funds operate in partnership form and apply the specialized fair value accounting for investment companies. The Company accounts for its interests in these funds using the equity method of accounting and is required to retain the specialized accounting of the investment companies. Because the funds’ investments do not have readily determinable fair values, the Company uses the NAV of these investments as a practical expedient for their fair values. The following table summarizes the fair values of these investments and any related unfunded commitments:

	December 31, 2021		March 31, 2022
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$310.2	$156.3	$322.6	$152.8
Investments in other strategies(2)	14.6	—	21.1	—
Total(3)	$324.8	$156.3	$343.7	$152.8
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
(3)Fair value attributable to the controlling interest was $224.4 million and $238.3 million as of December 31, 2021 and March 31, 2022, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

or similar investments in the private corporation. The following table summarizes the cost, cumulative unrealized gains, and carrying amount of investments without readily determinable fair values:

	December 31, 2021	March 31, 2022
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
During the three months ended March 31, 2022, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in Other investments:

	For the Three Months Ended March 31,
	2021			2022
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$243.4	$13.8	$257.2	$324.8	$50.4	$375.2
Net realized and unrealized gains(1)	29.8	—	29.8	15.3	—	15.3
Purchases and commitments	18.1	—	18.1	15.1	—	15.1
Sales and distributions	(12.4)	—	(12.4)	(11.5)	—	(11.5)
Balance, end of period	$278.9	$13.8	$292.7	$343.7	$50.4	$394.1
__________________________
(1)Recognized in Investment and other income.
5.Fair Value Measurements
The following tables summarize the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$78.5	$64.5	$14.0	$—
Derivative financial instruments(1)	0.9	—	0.9	—
Financial Liabilities(2)
Contingent payment obligations	$40.3	$—	$—	$40.3
Affiliate equity purchase obligations	12.6	—	—	12.6
Derivative financial instruments	0.8	—	0.8	—

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	March 31, 2022
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$81.1	$68.2	$12.9	$—
Derivative financial instruments(1)	1.0	—	1.0	—
Financial Liabilities(2)
Contingent payment obligations	$31.4	$—	$—	$31.4
Affiliate equity purchase obligations	47.6	—	—	47.6
Derivative financial instruments	0.9	—	0.9	—
__________________________
(1)Amounts are presented within Other assets on the Consolidated Balance Sheets.
(2)Amounts are presented within Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in level 3 liabilities:

	For the Three Months Ended March 31,
	2021		2022
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$—	$22.0	$40.3	$12.6
Net realized and unrealized (gains) losses(1)	—	0.9	(8.9)	(0.3)
Purchases and issuances(2)	—	70.7	—	40.6
Settlements and reductions	—	(27.5)	—	(5.3)
Balance, end of period	$—	$66.1	$31.4	$47.6

Net change in unrealized gains relating to instruments still held at the reporting date	$—	$—	$(8.9)	$(0.3)
___________________________
(1)Gains and losses resulting from changes to expected payments are included in Other expenses (net) and the accretion of these obligations is included in Interest expense in the Consolidated Statements of Income.
(2)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2021			March 31, 2022
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo Simulation	Volatility	$40.3	13% - 25%	13%	$31.4	18% - 25%	18%
		Discount rates		1% - 2%	2%		3% - 3%	3%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$12.6	(13)% - 7%	2%	$47.6	(13)% - 7%	4%
		Discount rates		15% - 18%	15%		15% - 18%	15%

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

___________________________
(1)Calculated by comparing the relative fair value of an obligation to its respective total.
(2)Represents growth rates of asset- and performance-based fees.
Contingent payment obligations represent the present value of the expected future settlement amounts related to the Company’s investments in its consolidated Affiliates.
Affiliate equity purchase obligations include agreements to purchase Affiliate equity. As of March 31, 2022, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
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
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2021		March 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,098.0	$1,165.6	$1,098.1	$1,102.5	Level 2
Junior subordinated notes	765.8	809.1	765.8	697.0	Level 2
Junior convertible securities	299.5	461.4	386.3	407.3	Level 2
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
Investments in Affiliates

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Equity method income (net) in the Consolidated Statements of Income and the carrying value of the Affiliate is reported in Equity method investments in Affiliates (net) in the Consolidated Balance Sheets. Deferred taxes recorded on intangible assets upon acquisition of an Affiliate accounted for under the equity method are presented on a gross basis within Equity method investments in Affiliates (net) and Deferred income tax liability (net) in the Consolidated Balance Sheets. The Company’s share of income taxes incurred directly by Affiliates accounted for under the equity method is recorded in Income tax expense in the Consolidated Statements of Income.
The Company periodically performs assessments to determine if the fair value of an investment may have declined below its related carrying value for its Affiliates accounted for under the equity method for a period that the Company considers to be other-than-temporary. Where the Company believes that such declines may have occurred, the Company determines the amount of impairment using valuation methods, such as discounted cash flow analyses. Impairments are recorded as an expense in Equity method income (net) to reduce the carrying value of the Affiliate to its fair value.
The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2021		March 31, 2022
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,864.7	$2,023.0	$1,742.0	$2,089.9
As of December 31, 2021 and March 31, 2022, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,134.4 million and $2,195.2 million, respectively, including Affiliates accounted for under the equity method considered VREs of $111.4 million and $105.3 million, respectively.
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

	December 31, 2021		March 31, 2022
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$4,958.5	$15.7	$5,334.4	$17.9
7.Debt
The following table summarizes the Company’s Debt:

	December 31, 2021	March 31, 2022
Senior bank debt	$349.9	$349.9
Senior notes	1,093.5	1,094.0
Junior subordinated notes	751.4	751.4
Junior convertible securities	295.6	382.6
Debt	$2,490.4	$2,577.9
The Company’s senior notes, junior subordinated notes, and junior convertible securities are carried at amortized cost. Unamortized discounts and debt issuance costs are presented within the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt. Effective January 1, 2022, the Company adjusted the carrying value of its junior convertible securities (see Note 2).
Senior Bank Debt
The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). Both the revolver and the term loan mature on October 23, 2026. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable LIBOR rate (subject to customary LIBOR succession provisions) or prime rate, plus a marginal rate determined based on its credit rating. As of March 31, 2022, the interest rate for the Company’s borrowings under the term loan was LIBOR plus 0.85%. As of December 31, 2021 and March 31, 2022, the Company had no outstanding borrowings under the revolver.
Senior Notes
As of March 31, 2022, the Company had senior notes outstanding. The carrying value of the senior notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the senior notes outstanding as of March 31, 2022 were as follows:

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
Junior Subordinated Notes
As of March 31, 2022, the Company had junior subordinated notes outstanding. The carrying value of the junior subordinated notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the junior subordinated notes outstanding as of March 31, 2022 were as follows:

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
Junior Convertible Securities
Effective January 1, 2022, the Company adopted ASU 2020-06. See Note 2.
As of March 31, 2022, the Company had $386.3 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of December 31, 2021 and March 31, 2022, the unamortized issuance costs related to the junior convertible securities were $3.9 million and $3.7 million, respectively.
The follow table presents interest expense recognized in connection with the junior convertible securities:

	For the Three Months Ended March 31,
	2021	2022
Contractual interest expense	$5.4	$5.0
Amortization of debt issuance costs	0.1	0.1
Amortization of debt discount	0.8	—
Total	$6.3	$5.1

Effective interest rate	6.01%	5.24%
Holders of the junior convertible securities have no rights to put these securities to the Company. The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share. The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to the Company’s most recent Annual Report on Form 10-K. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the three months ended March 31, 2021 and 2022, the Company paid $15.0 million and $16.5 million, respectively, to repurchase a portion of its junior convertible securities, and as a result of these repurchases, the Company reduced its Deferred income tax liability (net) by $3.3 million and $2.7 million, respectively.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of March 31, 2022, these unfunded commitments were $152.8 million and may be called in future periods.
In connection with certain of its consolidated Affiliates, as of March 31, 2022, the Company was obligated to make deferred payments and was contingently liable to make payments as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2022	2023	2024	2025
Deferred payment obligations	$215.2	$49.8	$265.0	$200.0	$21.7	$43.3	$—
Contingent payment obligations(1)	23.9	7.5	31.4	—	—	30.0	1.4
__________________________
(1)Fair value as of March 31, 2022. The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to the co-investor), of which $100.0 million and $10.0 million may become payable in 2024 and 2025, respectively.
The Company had liabilities for deferred and contingent payment obligations related to certain of its investments in Affiliates accounted for under the equity method. As of March 31, 2022, the Company was obligated to make payments of up to $83.3 million, all of which is payable in 2022. Liabilities for deferred and contingent payments are included in Other liabilities.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2022, the Company was contingently liable to make payments of $147.5 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, all of which may become payable from 2023 through 2029. As of March 31, 2022, the Company expected to make payments of approximately $13 million. In the event certain financial targets are not met at one of the Company’s Affiliates accounted for under the equity method, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
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
9.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2021	$2,689.2
Foreign currency translation	(5.5)
Balance, as of March 31, 2022	$2,683.7

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2021	$1,364.2	$(1,028.1)	$336.1	$1,630.3	$1,966.4
Intangible amortization and impairments	—	(12.3)	(12.3)	(0.3)	(12.6)
Foreign currency translation	(2.8)	2.3	(0.5)	(10.0)	(10.5)
Balance, as of March 31, 2022	$1,361.4	$(1,038.1)	$323.3	$1,620.0	$1,943.3
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $7.5 million and $12.6 million for the three months ended March 31, 2021 and 2022, respectively. Based on relationships existing as of March 31, 2022, the Company estimates that its consolidated amortization expense will be approximately $40 million for the remainder of 2022, approximately $50 million in 2023, and approximately $35 million in each of 2024, 2025, 2026, and 2027.
In the first quarter of 2022, the Company completed its purchase price allocations for Parnassus Investments and Abacus Capital Group LLC, and no material changes were made to the provisional allocations.
As of March 31, 2022, no impairments of indefinite-lived acquired client relationships were indicated.
10.Equity Method Investments in Affiliates
On January 14, 2022, the Company completed an additional investment in Systematica Investments (“Systematica”), an innovative technology-driven systematic manager. The Company expects the majority of the consideration paid for Systematica to be deductible for U.S. tax purposes over a 15-year life. The Company’s purchase price allocation for the investment was measured using a discounted cash flow analysis that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity method investments in Affiliates (net) consisted of the following:

	December 31, 2021	March 31, 2022
Goodwill	$1,264.4	$1,360.3
Definite-lived acquired client relationships (net)	470.1	536.1
Indefinite-lived acquired client relationships (net)	174.4	174.5
Undistributed earnings and tangible capital	225.5	124.3
Equity method investments in Affiliates (net)	$2,134.4	$2,195.2
The following table presents the change in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2021	$2,134.4
Investments in Affiliates	182.8
Earnings	71.9
Intangible amortization and impairments	(23.3)
Distributions of earnings	(173.1)
Foreign currency translation	6.3
Other	(3.8)
Balance, as of March 31, 2022	$2,195.2
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $35.2 million and $23.3 million for the three months ended March 31, 2021 and 2022, respectively. Based on relationships existing as of March 31, 2022, the Company estimates the amortization expense attributable to its Affiliates will be approximately $70 million for the remainder of 2022, approximately $85 million in 2023, approximately $50 million in each of 2024 and 2025, approximately $45 million in 2026, and approximately $40 million in 2027.
As of March 31, 2022, the estimated fair values of the Company’s Affiliates accounted for under the equity method exceeded their carrying values.
The Company had liabilities for deferred and contingent payment obligations related to certain of its investments in Affiliates accounted for under the equity method. See Note 8.
The Company had 19 and 21 Affiliates accounted for under the equity method as of March 31, 2021 and 2022, respectively. The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses. The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate. These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
On March 16, 2022, the Company and other parties entered into a Securities Purchase and Merger Agreement with EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST), under which the Company and each of the other owners agreed to sell their respective equity interests in Baring Private Equity Asia (“BPEA”), an Affiliate accounted for by the Company under the equity method, to EQT, in connection with the announced strategic combination of BPEA and EQT. Pursuant to the terms of the agreement, the Company will receive $240.0 million in cash and 28.68 million EQT ordinary shares (25% of which are subject to a six-month lock-up), and will retain a portion of future carry in certain existing funds. The Company acquired its interest in BPEA for $187.5 million in 2016 and, as of March 31, 2022, its carrying value was $138.0 million. BPEA will continue to be included in the Company’s results until closing of the transaction, which is expected to occur in the fourth quarter of 2022, subject to customary closing conditions. The Company’s gain on the transaction will be taxable at closing.
11.Related Party Transactions

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $28.5 million and $26.7 million as of December 31, 2021 and March 31, 2022, respectively.
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
The Company has related party transactions in association with its deferred and contingent payment obligations, and Affiliate equity transactions, as more fully described in Notes 8, 10, 13, and 14.
12.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended March 31,
	2021	2022
Share-based compensation	$9.7	$14.7
Tax benefit	2.2	1.7
As of December 31, 2021, the Company had unrecognized share-based compensation expense of $70.9 million. As of March 31, 2022, the Company had unrecognized share-based compensation expense of $105.3 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units - December 31, 2021	1.1	$95.03
Units granted	0.4	129.45
Units vested	(0.3)	108.92
Units forfeited	(0.0)	94.04
Performance condition changes	0.0	139.30
Unvested units - March 31, 2022	1.2	102.84
For the three months ended March 31, 2021 and 2022, the Company granted restricted stock units with fair values of $26.7 million and $45.3 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding - December 31, 2021	3.2	$77.39
Options granted	0.0	129.17
Options exercised	—	—
Options forfeited	(0.0)	197.79
Performance condition changes	0.0	139.31
Unexercised options outstanding - March 31, 2022	3.2	77.82	4.4
Exercisable at March 31, 2022	0.1	132.30	1.6
For the three months ended March 31, 2021 and 2022, the Company granted stock options with fair values of $0.8 million and $1.8 million, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The weighted average fair value of options granted was $50.04 and $47.84, per option, for the three months ended March 31, 2021 and 2022, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Three Months Ended March 31,
	2021	2022
Dividend yield	0.0%	0.0%
Expected volatility	37.6%	36.8%
Risk-free interest rate	1.0%	1.7%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%
13.Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the Company’s Affiliate equity is presented within Non-controlling interests. Upon becoming redeemable, these interests are reclassified to Redeemable non-controlling interests at their current redemption values. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company has an unconditional obligation to purchase Affiliate equity interests, the interests are reclassified from Redeemable non-controlling interest to Other liabilities at current fair value. Changes in fair value are recorded to Other expenses (net).
The following table presents the changes in Redeemable non-controlling interests:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Redeemable Non-controlling Interests
Balance, as of December 31, 2021(1)	$673.9
Increase attributable to consolidated Affiliate sponsored investment products	0.4
Transfers to Other liabilities	(28.5)
Changes in redemption value	(7.0)
Balance, as of March 31, 2022(1)	$638.8
___________________________
(1)As of December 31, 2021 and March 31, 2022, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $25.0 million and $25.4 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $102.6 million and $122.5 million, for the three months ended March 31, 2021 and 2022, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals. The Company has the right to settle a portion of these purchases in shares of its common stock. For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements. For the three months ended March 31, 2021 and 2022, the amount of cash paid for purchases was $27.4 million and $5.3 million, respectively. For the three months ended March 31, 2021 and 2022, the total amount of cash received for issuances was $12.4 million and $11.6 million, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended March 31,
	2021	2022
Controlling interest	$4.4	$1.7
Non-controlling interests	20.8	14.5
Total	$25.2	$16.2
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2021	$41.9	6 years	$294.1	7 years
March 31, 2022	41.8	5 years	313.2	7 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $9.0 million and $7.7 million as of December 31, 2021 and March 31, 2022, respectively, and was included in Other assets. The total payable was $12.6 million and $47.6 million as of December 31, 2021 and March 31, 2022, respectively, and was included in Other liabilities.
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

	For the Three Months Ended March 31,
	2021	2022
Net income (controlling interest)	$149.9	$146.0
(Decrease) Increase in controlling interest paid-in capital from Affiliate equity issuances	(0.5)	3.4
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(47.8)	(25.9)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$101.6	$123.5
15.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended March 31,
	2021	2022
Controlling interest:
Current taxes	$30.6	$30.3
Intangible-related deferred taxes	8.9	15.7
Other deferred taxes	8.9	4.5
Total controlling interest	48.4	50.5
Non-controlling interests:
Current taxes	$2.1	$5.2
Deferred taxes	—	—
Total non-controlling interests	2.1	5.2
Income tax expense	$50.5	$55.7
Income before income taxes (controlling interest)	$198.3	$196.5

Effective tax rate (controlling interest)(1)	24.4%	25.7%
___________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three months ended March 31, 2021 was not significantly different than its marginal tax rate of 24.5%. The Company’s effective tax rate (controlling interest) for the three months ended March 31, 2022 was higher than the marginal tax rate of 24.5%, primarily due to increases in non-deductible compensation expense and unrecognized tax benefits, partially offset by tax benefits from foreign operations.
16.Earnings Per Share
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

	For the Three Months Ended March 31,
	2021	2022
Numerator
Net income (controlling interest)	$149.9	$146.0
Income from hypothetical settlement of Redeemable non-controlling interests, net of taxes	—	11.7
Interest expense on junior convertible securities, net of taxes	4.7	3.8
Net income (controlling interest), as adjusted	$154.6	$161.5
Denominator
Average shares outstanding (basic)	42.6	39.7
Effect of dilutive instruments:
Stock options and restricted stock units	0.6	1.2
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	4.0
Junior convertible securities	2.2	2.0
Average shares outstanding (diluted)	45.4	46.9
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended March 31,
	2021	2022
Stock options and restricted stock units	0.4	0.5
Shares issuable to settle Redeemable non-controlling interests	—	3.1
For the three months ended March 31, 2022, under its authorized share repurchase programs, the Company repurchased 1.3 million shares of its common stock, at an average price per share of $144.42.
17.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended March 31,
	2021			2022
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain (loss)	$29.6	$(5.8)	$23.8	$(11.3)	$(0.5)	$(11.8)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.6	(0.1)	0.5	0.0	0.0	0.0
Other comprehensive income (loss)	$30.2	$(5.9)	$24.3	$(11.3)	$(0.5)	$(11.8)
The components of accumulated other comprehensive loss, net of taxes, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2021	$(155.1)	$0.1	$(155.0)
Other comprehensive loss before reclassifications	(11.8)	(0.4)	(12.2)
Amounts reclassified	—	0.4	0.4
Net other comprehensive income (loss)	(11.8)	0.0	(11.8)
Balance, as of March 31, 2022	$(166.9)	$0.1	$(166.8)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases, and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates,” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and also under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses, and enable them to align equity incentives across generations of principals to build enduring franchises. As of March 31, 2022, our aggregate assets under management were approximately $777 billion across a broad range of return-oriented strategies.
On January 14, 2022, we completed an additional investment in Systematica Investments (“Systematica”), an innovative technology-driven systematic manager. Following the close of the transaction, our investment continues to be accounted for under the equity method of accounting and Systematica partners continue to hold a majority of the equity of the business and direct its day-to-day operations.
On March 16, 2022, we and other parties entered into a Securities Purchase and Merger Agreement with EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST), under which we and each of the other owners agreed to sell our respective equity interests in Baring Private Equity Asia (“BPEA”), our Affiliate, in connection with the announced strategic combination of BPEA and EQT. Pursuant to the terms of the agreement, we will receive $240.0 million in cash and 28.68 million EQT ordinary shares (25% of which are subject to a six-month lock-up), and will retain a portion of future carry in certain existing funds. We acquired our interest in BPEA for $187.5 million in 2016. BPEA will continue to be included in our results until closing of the transaction, which is expected to occur in the fourth quarter of 2022, subject to customary closing conditions. Our gain on the transaction will be taxable at closing.
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

The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2021	2022	% Change
Assets under management	$738.0	$776.7	5%
Average assets under management	733.6	787.3	7%
Aggregate fees (in millions)	1,414.4	1,330.5	(6)%
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
Assets Under Management
Through our Affiliates, we provide a comprehensive and diverse range of return-oriented strategies designed to assist institutional, retail, and high net worth clients worldwide in achieving their investment objectives. We continue to see demand for return-oriented strategies, and have been experiencing net inflows in areas of secular growth, including private markets, liquid alternatives, Asia, wealth management, and ESG. In addition, investor demand for passively-managed products, including exchange traded funds, has continued, and we have experienced outflows in certain equity strategies consistent with this industry-wide trend. However, we believe the best performing and most differentiated active equity managers (whether global-, regional-, or country-specific) will continue to have significant opportunities to grow as a result of performance and client demand trends. We believe we are well-positioned to benefit from these trends. In some cases, if product returns exceed certain performance threshold, we will participate in performance-based fees; however, we do not anticipate these fees will be a significant component of our Consolidated revenue as these fees are predominantly earned by our Affiliates accounted for under the equity method. We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in outstanding firms across the global asset management industry.
The following charts present information regarding the composition of our assets under management by strategy and client type as of March 31, 2022:

Assets Under Management

___________________________

(1)Alternatives include illiquid alternative strategies, which accounted for 16% of our assets under management as of March 31, 2022.
(2)Global equities include emerging markets strategies, which accounted for 5% of our assets under management as of March 31, 2022.
The following tables present changes in our assets under management by strategy and client type for the three months ended March 31, 2022:
By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2021	$238.2	$277.5	$170.7	$127.4	$813.8
Client cash inflows and commitments	10.6	6.7	8.5	5.2	31.0
Client cash outflows	(4.5)	(13.0)	(10.4)	(5.3)	(33.2)
Net client cash flows	6.1	(6.3)	(1.9)	(0.1)	(2.2)
Market changes	4.0	(19.7)	(9.7)	(5.8)	(31.2)
Foreign exchange(1)	(1.0)	(1.1)	(0.1)	0.2	(2.0)
Realizations and distributions (net)	(1.3)	—	—	(0.1)	(1.4)
Other(2)	0.1	(0.2)	—	(0.2)	(0.3)
March 31, 2022	$246.1	$250.2	$159.0	$121.4	$776.7

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2021	$413.8	$252.5	$147.5	$813.8
Client cash inflows and commitments	12.1	12.9	6.0	31.0
Client cash outflows	(12.1)	(15.6)	(5.5)	(33.2)
Net client cash flows	0.0	(2.7)	0.5	(2.2)
Market changes	(8.3)	(15.4)	(7.5)	(31.2)
Foreign exchange(1)	(0.9)	(1.2)	0.1	(2.0)
Realizations and distributions (net)	(1.0)	—	(0.4)	(1.4)
Other(2)	1.3	(2.6)	1.0	(0.3)
March 31, 2022	$404.9	$230.6	$141.2	$776.7
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
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	16%	77%	70%	80%
Global equity(2)	32%	43%	43%	70%
U.S. equity(2)	20%	70%	72%	75%
Multi-asset and fixed income(3)	16%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Illiquid alternatives(4)	16%	81%	83%
__________________________
(1)Past performance is not indicative of future results. Performance and AUM information is as of March 31, 2022 and is based on data available at the time of calculation. Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Aggregate Fees
Aggregate fees consist of asset- and performance-based fees of our consolidated and equity method Affiliates. Asset-based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management, generally inclusive of uncalled commitments. Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance-based fees are generally billed less frequently than asset-based fees, and although performance-based fees inherently depend on investment performance and will vary from period to period, we anticipate performance-based fees will be a recurring component of our aggregate fees. As of March 31, 2022, approximately 26% of our total assets under management could potentially earn performance-based fees. These percentages were approximately 12% and 48% of our assets under management for our consolidated Affiliates and Affiliates account for under the equity method, respectively.
Aggregate fees are generally determined by the level of our average assets under management and the composition of these assets across our strategies that realize different asset-based fee ratios and performance-based fees. Our asset-based fee ratio is calculated as asset-based fees divided by average assets under management.
Aggregate fees were $1,330.5 million for the three months ended March 31, 2022, a decrease of $83.9 million or 6% as compared to the three months ended March 31, 2021. The decrease in our aggregate fees was primarily due to a $179.2 million or 13% decrease from performance-based fees, primarily in liquid alternative strategies. The decrease was partially offset by a $95.3 million or 7% increase in asset-based fees. The increase in asset-based fees was due to an increase in our average assets under management, primarily in our U.S. equity strategies, driven by investments in new Affiliates, and partially offset by net client cash outflows.
Financial and Supplemental Financial Performance Measures

The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2021	2022	% Change
Net income (controlling interest)	$149.9	$146.0	(3)%
Adjusted EBITDA (controlling interest)(1)	246.8	255.3	3%
Economic net income (controlling interest)(1)	184.8	190.0	3%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. For the three months ended March 31, 2022, our Adjusted EBITDA (controlling interest) increased $8.5 million or 3%, primarily from new investments and Affiliate investment performance. These increases were partially offset by a net decline from performance fees and mark to market adjustments on strategic investments.
For the three months ended March 31, 2022, our Net income (controlling interest) decreased $3.9 million or 3%. The decrease in Net income (controlling interest) was primarily due to an $8.4 million decrease in Investment and other income attributable to the controlling interest and a $3.1 million decrease in Equity method income (net). These decreases were partially offset by a decrease in Other expenses (net) attributable to the controlling interest, primarily related to changes in the values of contingent payment and Affiliate equity purchase obligations of $7.9 million.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. For the three months ended March 31, 2022, our Economic net income (controlling interest) increased $5.2 million or 3%, primarily due to an $8.5 million increase in Adjusted EBITDA (controlling interest), partially offset by a $2.1 million increase in Income tax expense attributable to the controlling interest.
Results of Operations
The following discussion includes the key operating performance measures and financial results of our consolidated and equity method Affiliates. Our consolidated Affiliates’ financial results are included in our Consolidated revenue, Consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported, net of intangible amortization and impairments, in Equity method income (net).
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended March 31,
(in millions, except as noted)	2021	2022	% Change
Consolidated Affiliate average assets under management (in billions)	$422.1	$474.2	12%
Consolidated revenue	$559.1	$607.3	9%
Our Consolidated revenue increased $48.2 million or 9% for the three months ended March 31, 2022, due to a $48.4 million or 9% increase in asset-based fees.  The increase in asset-based fees was due to an increase in consolidated Affiliate average assets under management, primarily in our U.S. equity strategies, driven by investments in new Affiliates, and partially offset by net client cash outflows.
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
The following table presents our Consolidated expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2021	2022
Compensation and related expenses	$246.9	$255.0	3%
Selling, general and administrative	78.8	89.4	13%
Intangible amortization and impairments	7.5	12.6	68%
Interest expense	27.5	29.1	6%
Depreciation and other amortization	4.3	3.4	(21)%
Other expenses (net)	13.5	5.6	(59)%
Total consolidated expenses	$378.5	$395.1	4%

Compensation and related expenses increased $8.1 million or 3% for the three months ended March 31, 2022, primarily due to a $12.3 million increase in compensation correlated to the increase in Consolidated revenue and a $5.0 million increase in share-based compensation expense. These increases were partially offset by a $9.0 million decrease in Affiliate equity compensation expense.
Selling, general and administrative expenses increased $10.6 million or 13% for the three months ended March 31, 2022, primarily due to a $12.1 million increase in distribution and investment-related expenses principally as a result of an increase in average assets under management on which these expenses are incurred, a $1.9 million increase in non-income based and other taxes, and a $1.6 million increase in travel-related expenses. These increases were partially offset by a $6.3 million decrease in sub-advisory expenses related to the changes to our distribution platform and a $1.7 million decrease in professional fees.
Intangible amortization and impairments increased $5.1 million or 68% for the three months ended March 31, 2022, primarily due to a $5.1 million increase in amortization expense due to investments in new Affiliates.
Interest expense increased $1.6 million or 6% for the three months ended March 31, 2022, primarily due to a $2.1 million increase from our debt securities issued in 2021.
Other expenses (net) decreased $7.9 million or 59% for the three months ended March 31, 2022, primarily due to a $10.1 million decrease in expenses related to the changes in the values of contingent payment and Affiliate equity purchase obligations.
There were no significant changes in Depreciation and other amortization for the three months ended March 31, 2022.
Equity Method Income (Net)
For our Affiliates accounted for under the equity method, we use structured partnership interests in which we contractually share in the Affiliate’s revenue or revenue less agreed-upon expenses. Our share of earnings or losses from Affiliates accounted for under the equity method, net of amortization and impairments, is included in Equity method income (net).
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings and equity method intangible amortization and impairments, which in aggregate form Equity method income (net):

	For the Three Months Ended March 31,
(in millions, except as noted)	2021	2022	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$311.5	$313.1	1%
Equity method revenue	$855.3	$723.2	(15)%

Financial Performance Measures
Equity method earnings	$86.9	$71.9	(17)%
Equity method intangible amortization	(35.2)	(23.3)	(34)%
Equity method intangible impairments	—	—	—%
Equity method income (net)	$51.7	$48.6	(6)%
Our equity method revenue decreased $132.1 million or 15% for the three months ended March 31, 2022, primarily due to a $179.0 million or 21% decrease in performance-based fees, primarily in liquid alternative strategies. The decrease was partially offset by a $46.9 million or 6% increase in asset-based fees, primarily due to a change in the composition of our assets under management and investments in new Affiliates.
For the three months ended March 31, 2022, equity method earnings decreased $15.0 million or 17%, primarily due to a $132.1 million or 15% decrease in equity method revenue. Equity method earnings decreased more than equity method revenue on a percentage basis, primarily due to the decrease in performance-based fees at Affiliates in which we hold more of an economic interest.
Equity method intangible amortization decreased $11.9 million or 34% for the three months ended March 31, 2022, primarily due to a $16.5 million decrease in amortization expense related to certain definite-lived assets being fully amortized, partially offset by a $4.0 million increase in amortization expense due to investments in new Affiliates.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended March 31,
(in millions)	2021	2022	% Change
Investment and other income	$32.3	$13.6	(58)%
Investment and other income decreased $18.7 million or 58% for the three months ended March 31, 2022, primarily due to a $21.2 million decrease from net unrealized gains on Other investments.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended March 31,
(in millions)	2021	2022	% Change
Income tax expense	$50.5	$55.7	10%
Income tax expense increased $5.2 million or 10% for the three months ended March 31, 2022, primarily due to a $3.1 million increase in income taxes attributable to the non-controlling interest, a $1.2 million increase in U.S. income tax on Global Intangible Low-Taxed Income (“GILTI”), and a $0.8 million increase in unrecognized tax benefits.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2021	2022	% Change
Net income	$214.1	$218.7	2%
Net income (non-controlling interests)	64.2	72.7	13%
Net income (controlling interest)	149.9	146.0	(3)%
Net income (controlling interest) decreased $3.9 million or 3% for the three months ended March 31, 2022, primarily due to a decrease in Investment and other income attributable to the controlling interest and a decrease in Equity method income (net). These decreases were partially offset by a decrease in Other expenses (net) attributable to the controlling interest, primarily related to changes in the values of contingent payment and Affiliate equity purchase obligations.
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest, income taxes, depreciation, amortization, impairments, certain Affiliate equity expenses, certain gains and losses, including on general partner and seed capital investments, certain non-income based taxes, and adjustments to our contingent payment obligations. We believe that many investors use this measure when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2021	2022
Net income (controlling interest)	$149.9	$146.0
Interest expense	27.5	29.1
Income taxes	48.4	50.5
Intangible amortization and impairments(1)	40.6	31.9
Other items(2)	(19.6)	(2.2)
Adjusted EBITDA (controlling interest)	$246.8	$255.3
___________________________
(1)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization and impairments is reported in Equity method income (net). The following table presents the Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2021	2022
Consolidated intangible amortization and impairments	$7.5	$12.6
Consolidated intangible amortization and impairments (non-controlling interests)	(2.1)	(4.0)
Equity method intangible amortization and impairments	35.2	23.3
Total	$40.6	$31.9
(2)Other items includes depreciation, adjustments to contingent payment obligations, certain Affiliate equity expenses, certain gains and losses, including on general partner and seed capital investments, and certain non-income based taxes.
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
Economic earnings per share represents Economic net income (controlling interest) divided by the Average shares outstanding (adjusted diluted). In this calculation, we exclude the potential shares issued upon settlement of Redeemable non-controlling interests from Average shares outstanding (adjusted diluted) because we intend to settle those obligations without issuing shares, consistent with all prior Affiliate equity purchase transactions. The potential share issuance in connection with our junior convertible securities is measured using a “treasury stock” method. Under this method, only the net number of shares of common stock equal to the value of these junior convertible securities in excess of par, if any, is deemed to be outstanding. We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of common stock) that occurs when these securities are converted and we are relieved of our debt obligation. This method does not take into account any increase or decrease in our cost of capital in an assumed conversion.
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended March 31,
(in millions, except per share data)	2021	2022
Net income (controlling interest)	$149.9	$146.0
Intangible amortization and impairments(1)	40.6	31.9
Intangible-related deferred taxes	8.9	15.7
Other economic items(2)	(14.6)	(3.6)
Economic net income (controlling interest)	$184.8	$190.0
Average shares outstanding (diluted)	45.4	46.9
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	(4.0)
Assumed issuance of junior convertible securities shares	(2.2)	(2.0)
Average shares outstanding (adjusted diluted)	43.2	40.9
Economic earnings per share	$4.28	$4.65
___________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)Other economic items includes non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment obligations), tax windfalls and shortfalls from share-based compensation, certain Affiliate equity expenses, and certain gains and losses, including on general partner and seed capital investments. For the three months ended March 31, 2021 and 2022, other economic items were net of income tax expense of $6.9 million and income tax benefit of $1.6 million, respectively.
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
Cash and cash equivalents were $501.0 million as of March 31, 2022 and were attributable to both our controlling and the non-controlling interests. In the three months ended March 31, 2022, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the three months ended March 31, 2022 were for share repurchases and investments in existing Affiliates through purchases of Affiliate equity interests, including our additional investment in Systematica.
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
Pursuant to the terms of the Securities Purchase and Merger Agreement regarding the sale of our equity interest in BPEA to EQT, we will receive $240.0 million in cash and 28.68 million EQT ordinary shares (25% of which are subject to a six-month lock-up). The transaction is expected to close in the fourth quarter of 2022, subject to customary closing conditions. Following the closing, we expect to use approximately 40% of our gross proceeds to pay taxes, transaction expenses, and debt repayment, and to deploy the remaining 60% in line with our capital allocation strategy, across a combination of growth investments and share repurchases over time.
The following table presents operating, investing, and financing cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2021	2022
Operating cash flow	$188.9	$145.0
Investing cash flow	(24.1)	(157.4)
Financing cash flow	(440.9)	(388.9)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the three months ended March 31, 2022, Cash flows from operating activities were $145.0 million, primarily from Net income of $218.7 million adjusted for non-cash items of $5.2 million, and $173.1 million of distributions of earnings received from equity method investments. These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $250.5 million. For the three months ended March 31, 2022, operating cash flows were attributable to the controlling interest.
Investing Cash Flow
For the three months ended March 31, 2022, Cash flows used in investing activities were $157.4 million, primarily due to $147.8 million of investments in existing Affiliates and $5.9 million of net purchases of investments securities. For the three months ended March 31, 2022, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the three months ended March 31, 2022, Cash flows used in financing activities were $388.9 million, primarily due to the return of $201.3 million of capital to shareholders, through share repurchases of our common stock, $122.5 million of distributions to non-controlling interests, $45.0 million of settlement of contingent and deferred payment obligations, $16.5 million of repurchases of our junior convertible securities, and $13.3 million of taxes paid from shares withheld related to issuances of our common stock. Cash flows used in financing activities were partially offset by $6.3 million of proceeds from Affiliate equity issuances, net of purchases, and $4.4 million of subscriptions to consolidated funds, net of redemptions.

Affiliate Equity
We periodically purchase Affiliate equity from and issue Affiliate equity to our consolidated Affiliate partners and other parties, under agreements that provide us with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to us at certain intervals. We have the right to settle a portion of these purchases in shares of our common stock. For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements. The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value. Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of March 31, 2022, the current redemption value of Affiliate equity interests was $686.4 million, of which $638.8 million was presented as Redeemable non-controlling interests (including $25.4 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $47.6 million was presented as Other liabilities. Although the timing and amounts of these purchases are difficult to predict, we paid $5.3 million for Affiliate equity purchases and received $11.6 million for Affiliate equity issuances during the three months ended March 31, 2022, and we expect net purchases of approximately $100 million of Affiliate equity during the remainder of 2022. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 13 and 14 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2022 and January 2021 to repurchase up to 2.0 million and 5.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. During the three months ended March 31, 2022, we repurchased 1.3 million shares of our common stock at an average price per share of $144.42. As of March 31, 2022, there were a total of 4.2 million shares available for repurchase under our January 2022 and 2021 share repurchase programs.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 7 of our Consolidated Financial Statements:

(in millions)	December 31, 2021	March 31, 2022
Senior bank debt	$350.0	$350.0
Senior notes	1,098.0	1,098.1
Junior subordinated notes	765.8	765.8
Junior convertible securities	299.5	386.3
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs. Effective January 1, 2022, we adjusted the carrying value of our junior convertible securities (see Note 2 of our Consolidated Financial Statements).
Senior Bank Debt
We have a $1.25 billion revolver and a $350.0 million senior unsecured term loan facility (the “term loan”) (together with the revolver, the “credit facilities”). Both the revolver and the term loan mature on October 23, 2026. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.
As of March 31, 2022, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
As of March 31, 2022, we had the following senior notes outstanding, the respective principal terms of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Junior Subordinated Notes
As of March 31, 2022, we had the following junior subordinated notes outstanding, the respective principal terms of which are presented below:

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
Junior Convertible Securities
As of March 31, 2022, we had $386.3 million of principal outstanding in our 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the three months ended March 31, 2022, we paid $16.5 million to repurchase a portion of our junior convertible securities. As a result of these repurchases, we reduced our Deferred income tax liability (net) by $2.7 million.
Commitments
See Note 8 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 5, 8, and 10 of our Consolidated Financial Statements.
Leases
As of March 31, 2022, our lease obligations were $28.9 million for the remainder of 2022, $73.3 million from 2023 through 2024, $51.6 million from 2025 through 2026, and $80.9 million thereafter. The portion of these lease obligations attributable to the controlling interest were $6.5 million for the remainder of 2022, $19.1 million from 2023 through 2024, $13.2 million from 2025 through 2026, and $11.6 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.

Critical Accounting Estimates and Judgments
Our 2021 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2022. Please refer to Item 7A of our 2021 Annual Report on Form 10-K.
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
PART II—OTHER INFORMATION
Item 1A.
The following is an update to the risk factors discussed under the captions “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Risks related to BPEA’s pending strategic combination with EQT
In March 2022, we and other parties entered into a Securities Purchase and Merger Agreement with EQT, a public company listed on Nasdaq Stockholm (EQT.ST), under which we and each of the other owners agreed to sell our respective equity interests in BPEA, our Affiliate, to EQT. Pursuant to the terms of the agreement, we will receive $240.0 million in cash and 28.68 million EQT ordinary shares (25% of which are subject to a six-month lock-up), and will retain a portion of future carry in certain existing funds.
The closing of the transaction, which is expected to occur in the fourth quarter of 2022, is subject to a number of conditions, contingencies, and approvals. Further, the impact of the transaction on our business and the value of the consideration we expect to receive may be impacted by changes in the trading price of EQT ordinary shares leading up to and following the closing, which could fluctuate significantly as a result of factors that are not under our control, including the performance of EQT’s business, fluctuations in the exchange rate between the U.S. dollar, the Swedish krona, and other currencies, as well as general conditions in the economy or the financial markets. Additionally, any sale of EQT shares by us following the closing of the transaction, and the anticipated deployment of the transaction proceeds, which, after the payment of taxes, could include investments in new or existing Affiliates, the repayment of debt, share repurchase, or other capital allocation decisions, will depend on general economic and market conditions and other factors at the time, and the impact of each of those transactions will be subject to further risks and uncertainties including those described under the caption “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K. Accordingly, there is no certainty that the transaction will deliver the anticipated benefits over the expected time frame or at all.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1-31, 2022	266,887	$147.18	266,887	$147.18	5,171,598
February 1-28, 2022	486,650	144.44	486,650	144.44	4,684,948
March 1-31, 2022	524,668	142.98	524,668	142.98	4,160,280
Total	1,278,205	144.42	1,278,205	144.42
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and net settlement option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in January 2022 and 2021 to repurchase up to 2.0 million and 5.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of March 31, 2022, there were a total of 4.2 million shares available for repurchase under our January 2022 and 2021 share repurchase programs.
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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three-month periods ended March 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2022 and 2021, (iii) the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Equity for the three-month periods ended March 31, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
†    Indicates a management contract or compensatory plan
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 6, 2022	/s/ THOMAS M. WOJCIK
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
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

EXHIBIT INDEX
SIGNATURES