Form 10-Q
period 2022-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2022-08-04
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 38,226,458 shares of the registrant’s common stock outstanding on August 2, 2022.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Consolidated revenue	$586.3	$604.1	$1,145.4	$1,211.4

Consolidated expenses:
Compensation and related expenses	248.9	268.2	495.8	523.2
Selling, general and administrative	88.6	93.1	167.4	182.6
Intangible amortization and impairments	8.9	12.5	16.4	25.0
Interest expense	26.8	27.3	54.3	56.4
Depreciation and other amortization	4.1	4.7	8.4	8.1
Other expenses (net)	12.6	(5.2)	26.1	0.4
Total consolidated expenses	389.9	400.6	768.4	795.7

Equity method income (net)	37.6	30.5	89.2	79.1

Investment and other income (expense)	21.1	(22.0)	53.5	(8.4)
Income before income taxes	255.1	212.0	519.7	486.4

Income tax expense	70.9	38.0	121.5	93.8
Net income	184.2	174.0	398.2	392.6

Net income (non-controlling interests)	(75.2)	(64.6)	(139.3)	(137.2)
Net income (controlling interest)	$109.0	$109.4	$258.9	$255.4

Average shares outstanding (basic)	41.6	38.7	42.1	39.2
Average shares outstanding (diluted)	44.6	44.5	45.0	48.1

Earnings per share (basic)	$2.62	$2.83	$6.15	$6.52
Earnings per share (diluted)	$2.55	$2.68	$5.96	$6.10

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Net income	$184.2	$174.0	$398.2	$392.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	7.5	(73.4)	31.3	(85.2)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.4	(0.6)	0.9	(0.6)
Other comprehensive income (loss), net of tax	7.9	(74.0)	32.2	(85.8)
Comprehensive income	192.1	100.0	430.4	306.8
Comprehensive income (non-controlling interests)	(74.1)	(43.1)	(138.0)	(109.2)
Comprehensive income (controlling interest)	$118.0	$56.9	$292.4	$197.6

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2021	June 30, 2022
Assets
Cash and cash equivalents	$908.5	$606.8
Receivables	419.2	399.2
Investments in marketable securities	78.5	66.6
Goodwill	2,689.2	2,660.0
Acquired client relationships (net)	1,966.4	1,905.2
Equity method investments in Affiliates (net)	2,134.4	2,104.1
Fixed assets (net)	73.9	71.3
Other investments	375.2	384.7
Other assets	231.1	270.8
Total assets	$8,876.4	$8,468.7
Liabilities and Equity
Payables and accrued liabilities	$789.1	$548.3
Debt	2,490.4	2,534.3
Deferred income tax liability (net)	503.2	493.6
Other liabilities	709.2	700.9
Total liabilities	4,491.9	4,277.1
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	673.9	547.8
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued in 2021 and 2022)	0.6	0.6
Additional paid-in capital	651.6	651.8
Accumulated other comprehensive loss	(87.9)	(145.7)
Retained earnings	4,569.5	4,828.5
	5,133.8	5,335.2
Less: Treasury stock, at cost (18.3 shares in 2021 and 20.1 shares in 2022)	(2,347.4)	(2,594.2)
Total stockholders' equity	2,786.4	2,741.0
Non-controlling interests	924.2	902.8
Total equity	3,710.6	3,643.8
Total liabilities and equity	$8,876.4	$8,468.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended June 30, 2021	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2021	$0.6	$619.7	$(73.8)	$4,154.9	$(2,050.2)	$536.1	$3,187.3
Net income	—	—	—	109.0	—	75.2	184.2
Other comprehensive income (loss), net of tax	—	—	9.0	—	—	(1.1)	7.9
Share-based compensation	—	13.6	—	—	—	—	13.6
Common stock issued under share-based incentive plans	—	(2.0)	—	—	1.3	—	(0.7)
Repurchases of junior convertible securities	—	(1.9)	—	—	—	—	(1.9)
Share repurchases	—	—	—	—	(80.0)	—	(80.0)
Dividends ($0.01 per share)	—	—	—	(0.5)	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	2.7	—	—	—	6.8	9.5
Issuances	—	(17.3)	—	—	—	19.5	2.2
Purchases	—	(3.3)	—	—	—	—	(3.3)
Changes in redemption value of Redeemable non-controlling interests	—	(72.2)	—	—	—	—	(72.2)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(3.3)	(3.3)
Capital contributions and other	—	—	—	—	—	6.0	6.0
Distributions to non-controlling interests	—	—	—	—	—	(90.9)	(90.9)
June 30, 2021	$0.6	$539.3	$(64.8)	$4,263.4	$(2,128.9)	$548.3	$3,157.9

Three Months Ended June 30, 2022	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2022	$0.6	$557.4	$(93.2)	$4,719.4	$(2,515.4)	$924.4	$3,593.2
Net income	—	—	—	109.4	—	64.6	174.0
Other comprehensive loss, net of tax	—	—	(52.5)	—	—	(21.5)	(74.0)
Share-based compensation	—	15.1	—	—	—	—	15.1
Common stock issued under share-based incentive plans	—	(0.2)	—	—	1.2	—	1.0
Share repurchases	—	—	—	—	(80.0)	—	(80.0)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity activity:
Affiliate equity compensation	—	2.0	—	—	—	12.1	14.1
Issuances	—	0.1	—	—	—	1.4	1.5
Purchases	—	(2.5)	—	—	—	2.5	—
Changes in redemption value of Redeemable non-controlling interests	—	79.9	—	—	—	—	79.9
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Capital contributions and other	—	—	—	—	—	10.4	10.4
Distributions to non-controlling interests	—	—	—	—	—	(89.3)	(89.3)
June 30, 2022	$0.6	$651.8	$(145.7)	$4,828.5	$(2,594.2)	$902.8	$3,643.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Six Months Ended June 30, 2021	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
Net income	—	—	—	258.9	—	139.3	398.2
Other comprehensive income (loss), net of tax	—	—	33.5	—	—	(1.3)	32.2
Share-based compensation	—	23.3	—	—	—	—	23.3
Common stock issued under share-based incentive plans	—	(46.3)	—	—	35.4	—	(10.9)
Repurchases of junior convertible securities	—	(4.8)	—	—	—	—	(4.8)
Share repurchases	—	17.3	—	—	(307.3)	—	(290.0)
Dividends ($0.02 per share)	—	—	—	(1.0)	—	—	(1.0)
Affiliate equity activity:
Affiliate equity compensation	—	7.1	—	—	—	27.6	34.7
Issuances	—	(16.7)	—	—	—	20.6	3.9
Purchases	—	8.3	—	—	—	15.8	24.1
Changes in redemption value of Redeemable non-controlling interests	—	(177.8)	—	—	—	—	(177.8)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(3.8)	(3.8)
Capital contributions and other	—	—	—	—	—	6.0	6.0
Distributions to non-controlling interests	—	—	—	—	—	(193.5)	(193.5)
June 30, 2021	$0.6	$539.3	$(64.8)	$4,263.4	$(2,128.9)	$548.3	$3,157.9

Six Months Ended June 30, 2022	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2021	$0.6	$651.6	$(87.9)	$4,569.5	$(2,347.4)	$924.2	$3,710.6
Impact of adoption of new accounting standards (see Note 2)	—	(80.6)	—	4.5	—	—	(76.1)
Net income	—	—	—	255.4	—	137.2	392.6
Other comprehensive loss, net of tax	—	—	(57.8)	—	—	(28.0)	(85.8)
Share-based compensation	—	29.8	—	—	—	—	29.8
Common stock issued under share-based incentive plans	—	(30.1)	—	—	17.8	—	(12.3)
Share repurchases	—	—	—	—	(264.6)	—	(264.6)
Dividends ($0.02 per share)	—	—	—	(0.9)	—	—	(0.9)
Affiliate equity activity:
Affiliate equity compensation	—	3.0	—	—	—	26.6	29.6
Issuances	—	(6.8)	—	—	—	22.5	15.7
Purchases	—	(2.0)	—	—	—	(0.4)	(2.4)
Changes in redemption value of Redeemable non-controlling interests	—	86.9	—	—	—	—	86.9
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Capital contributions and other	—	—	—	—	—	34.3	34.3
Distributions to non-controlling interests	—	—	—	—	—	(211.8)	(211.8)
June 30, 2022	$0.6	$651.8	$(145.7)	$4,828.5	$(2,594.2)	$902.8	$3,643.8
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2021	2022
Cash flow from (used in) operating activities:
Net income	$398.2	$392.6
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	16.4	25.0
Depreciation and other amortization	8.4	8.1
Deferred income tax expense	68.2	31.0
Equity method income (net)	(89.2)	(79.1)
Distributions of earnings received from equity method investments	226.6	276.4
Share-based compensation and Affiliate equity expense	58.0	56.7
Other non-cash items	(40.5)	0.4
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(60.1)	(29.4)
Sales of securities by consolidated Affiliate sponsored investment products	38.8	21.7
(Increase) decrease in receivables	(293.3)	0.5
(Increase) decrease in other assets	(15.0)	9.4
Increase (decrease) in payables, accrued liabilities, and other liabilities	234.4	(206.8)
Cash flow from operating activities	550.9	506.5
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(144.8)	(147.8)
Return of capital from equity method investments	—	0.8
Purchase of fixed assets	(2.1)	(6.1)
Purchase of investment securities	(39.9)	(35.3)
Sale of investment securities	16.1	16.4
Cash flow used in investing activities	(170.7)	(172.0)
Cash flow from (used in) financing activities:
Repayments of senior bank debt and junior convertible securities	(22.8)	(58.0)
Repurchases of common stock (net)	(394.9)	(279.9)
Dividends paid on common stock	(0.9)	(0.8)
Distributions to non-controlling interests	(193.5)	(211.8)
Affiliate equity (purchases) / issuances (net)	(44.8)	(19.1)
Subscriptions to consolidated Affiliate sponsored investment products, net of redemptions	34.6	6.9
Other financing items	(19.7)	(53.5)
Cash flow used in financing activities	(642.0)	(616.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	3.9	(20.0)
Net decrease in cash and cash equivalents	(257.9)	(301.7)
Cash and cash equivalents at beginning of period	1,039.7	908.5
Effect of deconsolidation of Affiliate sponsored investment products	(3.9)	—
Cash and cash equivalents at end of period	$777.9	$606.8

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
Recent Accounting Developments
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The standard is effective for interim and annual periods beginning after December 15, 2023 for the Company, and is effective for interim and annual periods beginning after December 15, 2024 for the Company’s Affiliates. The Company is evaluating the impact of this standard, however it currently does not expect the adoption to have a material impact on its Consolidated Financial Statements.
3.Investments in Marketable Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of Investments in marketable securities:

	December 31, 2021	June 30, 2022
Cost	$73.2	$79.5
Unrealized gains	8.1	2.1
Unrealized losses	(2.8)	(15.0)
Fair value	$78.5	$66.6
As of December 31, 2021 and June 30, 2022, Investments in marketable securities include consolidated Affiliate sponsored investment products with fair values of $42.9 million and $34.3 million, respectively.
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

	December 31, 2021		June 30, 2022
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$310.2	$156.3	$315.0	$146.1
Investments in other strategies(2)	14.6	—	19.3	—
Total(3)	$324.8	$156.3	$334.3	$146.1
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
(3)Fair value attributable to the controlling interest was $224.4 million and $234.0 million as of December 31, 2021 and June 30, 2022, respectively.
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

	December 31, 2021	June 30, 2022
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
During the three and six months ended June 30, 2022, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in Other investments:

	For the Three Months Ended June 30,
	2021			2022
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$278.9	$13.8	$292.7	$343.7	$50.4	$394.1
Net realized and unrealized gains (losses)(1)	20.4	—	20.4	(13.7)	—	(13.7)
Purchases and commitments	8.8	—	8.8	12.1	—	12.1
Sales and distributions	(9.8)	—	(9.8)	(7.8)	—	(7.8)
Balance, end of period	$298.3	$13.8	$312.1	$334.3	$50.4	$384.7

	For the Six Months Ended June 30,
	2021			2022
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$243.4	$13.8	$257.2	$324.8	$50.4	$375.2
Net realized and unrealized gains(1)	50.2	—	50.2	1.7	—	1.7
Purchases and commitments	26.9	—	26.9	27.1	—	27.1
Sales and distributions	(22.2)	—	(22.2)	(19.3)	—	(19.3)
Balance, end of period	$298.3	$13.8	$312.1	$334.3	$50.4	$384.7
___________________________
(1)Recognized in Investment and other income.
5.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$78.5	$64.5	$14.0	$—
Derivative financial instruments(1)	0.9	—	0.9	—
Financial Liabilities(2)
Contingent payment obligations	$40.3	$—	$—	$40.3
Affiliate equity purchase obligations	12.6	—	—	12.6
Derivative financial instruments	0.8	—	0.8	—

		Fair Value Measurements
	June 30, 2022
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in marketable securities	$66.6	$55.1	$11.5	$—
Derivative financial instruments(1)	2.2	—	2.2	—
Financial Liabilities(2)
Contingent payment obligations	$14.2	$—	$—	$14.2
Affiliate equity purchase obligations	25.0	—	—	25.0
Derivative financial instruments	2.7	—	2.7	—
__________________________
(1)Amounts are presented within Other assets on the Consolidated Balance Sheets.
(2)Amounts are presented within Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in level 3 liabilities:

	For the Three Months Ended June 30,
	2021		2022
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$—	$66.1	$31.4	$47.6
Net realized and unrealized losses (gains)(1)	—	1.3	(17.2)	(3.6)
Purchases and issuances(2)	—	12.3	—	7.9
Settlements and reductions	—	(31.8)	—	(26.9)
Balance, end of period	$—	$47.9	$14.2	$25.0

Net change in unrealized gains relating to instruments still held at the reporting date	$—	$—	$(17.2)	$(3.5)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30,
	2021		2022
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$—	$22.0	$40.3	$12.6
Net realized and unrealized losses (gains)(1)	—	2.2	(26.1)	(3.9)
Purchases and issuances(2)	—	83.0	—	48.5
Settlements and reductions	—	(59.3)	—	(32.2)
Balance, end of period	$—	$47.9	$14.2	$25.0

Net change in unrealized gains relating to instruments still held at the reporting date	$—	$—	$(26.1)	$(3.8)
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
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2021			June 30, 2022
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo Simulation	Volatility	$40.3	13% - 25%	13%	$14.2	18% - 25%	18%
		Discount rates		1% - 2%	2%		4% - 5%	5%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$12.6	(13)% - 7%	2%	$25.0	0% - 7%	4%
		Discount rates		15% - 18%	15%		15% - 17%	16%
___________________________
(1)Calculated by comparing the relative fair value of an obligation to its respective total.
(2)Represents growth rates of asset- and performance-based fees.
Contingent payment obligations represent the fair value of the expected future settlement amounts related to the Company’s investments in its consolidated Affiliates. Changes to assumed volatility and discount rates change the fair value of contingent payment obligations. Increases to the volatility rates used would result in higher fair values, while increases to the discount rates used would result in lower fair values.
Affiliate equity purchase obligations include agreements to purchase Affiliate equity. As of June 30, 2022, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes other financial liabilities not carried at fair value:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2021		June 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,098.0	$1,165.6	$1,098.3	$1,076.2	Level 2
Junior subordinated notes	765.8	809.1	765.8	638.7	Level 2
Junior convertible securities	299.5	461.4	341.7	326.5	Level 2
The Company has other financial assets and liabilities that are not required to be carried at fair value, but are required to be disclosed at fair value. The carrying amount of Cash and cash equivalents, Receivables, Payables and accrued liabilities, and certain Other liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable, which is reported in Other assets, approximates fair value because interest rates and other terms are at market rates. The carrying value of the credit facilities approximates fair value because the credit facilities have variable interest based on selected short-term rates.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2021		June 30, 2022
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,864.7	$2,023.0	$1,516.8	$2,001.1
As of December 31, 2021 and June 30, 2022, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,134.4 million and $2,104.1 million, respectively, including Affiliates accounted for under the equity method considered VREs of $111.4 million and $103.0 million, respectively.
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

	December 31, 2021		June 30, 2022
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$4,958.5	$15.7	$4,781.0	$20.2

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.Debt
The following table summarizes the Company’s Debt:

	December 31, 2021	June 30, 2022
Senior bank debt	$349.9	$349.9
Senior notes	1,093.5	1,094.4
Junior subordinated notes	751.4	751.5
Junior convertible securities	295.6	338.5
Debt	$2,490.4	$2,534.3
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
Senior Bank Debt
The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). Both the revolver and the term loan mature on October 23, 2026. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable LIBOR rate (subject to customary LIBOR succession provisions) or prime rate, plus a marginal rate determined based on its credit rating. As of June 30, 2022, the interest rate for the Company’s borrowings under the term loan was LIBOR plus 0.85%. As of December 31, 2021 and June 30, 2022, the Company had no outstanding borrowings under the revolver.
Senior Notes
As of June 30, 2022, the Company had senior notes outstanding. The carrying value of the senior notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the senior notes outstanding as of June 30, 2022 were as follows:

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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Junior Subordinated Notes
As of June 30, 2022, the Company had junior subordinated notes outstanding. The carrying value of the junior subordinated notes is accreted to the principal amount at maturity over the remaining life of the underlying instrument.
The principal terms of the junior subordinated notes outstanding as of June 30, 2022 were as follows:

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
Junior Convertible Securities
Effective January 1, 2022, the Company adopted ASU 2020-06. See Note 2.
As of June 30, 2022, the Company had $341.7 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2021 and June 30, 2022, the unamortized issuance costs related to the junior convertible securities were $3.9 million and $3.2 million, respectively.
The following table presents interest expense recognized in connection with the the junior convertible securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Contractual interest expense	$5.3	$4.5	$10.7	$9.5
Amortization of debt issuance costs	0.1	0.1	0.1	0.1
Amortization of debt discount	0.8	—	1.6	—
Total	$6.2	$4.6	$12.4	$9.6

Effective interest rate	5.97%	5.20%	5.98%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company. The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share. The conversion rate is subject to adjustments as described in the Amended and Restated Declaration

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to the Company’s most recent Annual Report on Form 10-K. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the six months ended June 30, 2021 and 2022, the Company repurchased a portion of its junior convertible securities for a purchase price of $22.8 million and $60.9 million, respectively, and as a result of these repurchases, the Company reduced its Deferred income tax liability (net) by $4.9 million and $11.7 million, respectively.
8.Equity Distribution Program
On May 27, 2022, the Company entered into equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced the Company’s prior equity distribution program. As of June 30, 2022, no sales had occurred under the equity distribution program.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of June 30, 2022, these unfunded commitments were $146.1 million and may be called in future periods.
As of June 30, 2022, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2022	2023	2024	2025
Deferred payment obligations	$215.2	$49.8	$265.0	$200.0	$21.7	$43.3	$—
Contingent payment obligations(1)	11.0	3.2	14.2	—	—	12.9	1.3
__________________________
(1)Fair value as of June 30, 2022. The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to the co-investor), of which $100.0 million and $10.0 million may become payable in 2024 and 2025, respectively.
The Company had liabilities for deferred and contingent payment obligations related to certain of its investments in Affiliates accounted for under the equity method. As of June 30, 2022, the Company was obligated to make payments of up to $80.8 million, all of which is payable in 2022. Liabilities for deferred and contingent payments are included in Other liabilities.
As of June 30, 2022, the Company was contingently liable to make payments of $147.5 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, all of which may become payable from 2023 through 2029. As of June 30, 2022, the Company expected to make payments of approximately $13 million. In the event certain financial targets are not met at one of the Company’s Affiliates accounted for under the equity method, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
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
10.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2021	$2,689.2
Foreign currency translation	(29.2)
Balance, as of June 30, 2022	$2,660.0

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2021	$1,364.2	$(1,028.1)	$336.1	$1,630.3	$1,966.4
Intangible amortization and impairments	—	(24.7)	(24.7)	(0.3)	(25.0)
Foreign currency translation	(6.7)	5.3	(1.4)	(34.8)	(36.2)
Balance, as of June 30, 2022	$1,357.5	$(1,047.5)	$310.0	$1,595.2	$1,905.2
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $8.9 million and $16.4 million for the three and six months ended June 30, 2021, respectively, and $12.5 million and $25.0 million for the three and six months ended June 30, 2022, respectively. Based on relationships existing as of June 30, 2022, the Company estimates that its consolidated amortization expense will be approximately $25 million for the remainder of 2022, approximately $50 million in 2023, and approximately $35 million in each of 2024, 2025, 2026, and 2027.
As of June 30, 2022, no impairments of indefinite-lived acquired client relationships were indicated.
11.Equity Method Investments in Affiliates
In the first quarter of 2022 the Company completed an additional investment in Systematica Investments (“Systematica”), an innovative technology-driven systematic manager. The Company expects the majority of the consideration paid for Systematica will be deductible for U.S. tax purposes over a 15-year life. The Company’s purchase price allocation for the investment was measured using a discounted cash flow analysis that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
Equity method investments in Affiliates (net) consisted of the following:

	December 31, 2021	June 30, 2022
Goodwill	$1,264.4	$1,346.7
Definite-lived acquired client relationships (net)	470.1	499.3
Indefinite-lived acquired client relationships (net)	174.4	173.6
Undistributed earnings and tangible capital	225.5	84.5
Equity method investments in Affiliates (net)	$2,134.4	$2,104.1
The following table presents the change in Equity method investments in Affiliates (net):

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2021	$2,134.4
Investments in Affiliates	182.8
Earnings	137.0
Intangible amortization and impairments	(57.9)
Distributions of earnings	(276.4)
Return of capital	(0.8)
Foreign currency translation	(11.2)
Other	(3.8)
Balance, as of June 30, 2022	$2,104.1
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recognized amortization expense for these relationships of $29.3 million and $64.5 million for the three and six months ended June 30, 2021, respectively, and $34.6 million and $57.9 million for the three and six months ended June 30, 2022, respectively. Based on relationships existing as of June 30, 2022, the Company estimates the amortization expense attributable to its Affiliates will be approximately $45 million for the remainder of 2022, approximately $80 million in 2023, approximately $50 million in each of 2024 and 2025, and approximately $40 million in each of 2026 and 2027.
As of June 30, 2022, the estimated fair values of the Company’s Affiliates accounted for under the equity method exceeded their carrying values.
The Company had liabilities for deferred and contingent payment obligations related to certain of its investments in Affiliates accounted for under the equity method. See Note 9.
The Company had 21 Affiliates accounted for under the equity method as of December 31, 2021 and June 30, 2022. The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses. The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate. These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
On March 16, 2022, the Company and other parties entered into a Securities Purchase and Merger Agreement with EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST), under which the Company and each of the other owners agreed to sell their respective equity interests in Baring Private Equity Asia (“BPEA”), an Affiliate accounted for by the Company under the equity method, to EQT, in connection with the announced strategic combination of BPEA and EQT. Pursuant to the terms of the agreement, the Company will receive $240.0 million in cash and 28.68 million EQT ordinary shares (25% of which are subject to a six-month lock-up), and will retain a portion of future carry in certain existing funds. The Company acquired its interest in BPEA for $187.5 million in 2016 and, as of June 30, 2022, its carrying value was $135.3 million. BPEA will continue to be included in the Company’s results until closing of the transaction, which is expected to occur in the fourth quarter of 2022, subject to customary closing conditions. The Company’s gain on the transaction will be taxable at closing.
12.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $28.5 million and $22.5 million as of December 31, 2021 and June 30, 2022, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company has related party transactions in association with its deferred and contingent payment obligations, and Affiliate equity transactions, as more fully described in Notes 9, 11, 14, and 15.
13.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Share-based compensation	$13.6	$15.1	$23.3	$29.8
Tax benefit	2.2	1.9	4.4	3.7
As of December 31, 2021, the Company had unrecognized share-based compensation expense of $70.9 million. As of June 30, 2022, the Company had unrecognized share-based compensation expense of $91.0 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units—December 31, 2021	1.1	$95.03
Units granted	0.4	129.46
Units vested	(0.3)	108.92
Units forfeited	(0.0)	97.98
Performance condition changes	0.0	139.30
Unvested units—June 30, 2022	1.2	102.99
For the six months ended June 30, 2021 and 2022, the Company granted restricted stock units with fair values of $26.9 million and $46.3 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2021	3.2	$77.39
Options granted	0.0	129.17
Options exercised	(0.0)	90.73
Options forfeited	(0.0)	197.79
Performance condition changes	0.0	139.31
Unexercised options outstanding—June 30, 2022	3.2	77.78	4.2
Exercisable at June 30, 2022	0.1	137.54	1.5
For the six months ended June 30, 2021 and 2022, the Company granted stock options with fair values of $1.8 million. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The weighted average fair value of options granted was $54.25 and $47.84, per option, for the six months ended June 30, 2021 and 2022, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Six Months Ended June 30,
	2021	2022
Dividend yield	0.0%	0.0%
Expected volatility	37.3%	36.8%
Risk-free interest rate	1.0%	1.7%
Expected life of options (in years)	5.7	5.7
Forfeiture rate	—%	—%
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
The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2021(1)	$673.9
Decrease attributable to consolidated Affiliate sponsored investment products	(5.0)
Transfers to Other liabilities	(36.0)
Transfers from Non-controlling interests	1.8
Changes in redemption value	(86.9)
Balance, as of June 30, 2022(1)	$547.8
___________________________
(1)As of December 31, 2021 and June 30, 2022, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $25.0 million and $20.0 million, respectively.
15.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $193.5 million and $211.8 million for the six months ended June 30, 2021 and 2022, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals. The Company has the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

right to settle a portion of these purchases in shares of its common stock. For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements. For the six months ended June 30, 2021 and 2022, the amount of cash paid for purchases was $62.4 million and $32.2 million, respectively. For the six months ended June 30, 2021 and 2022, the total amount of cash received for issuances was $17.6 million and $13.1 million, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Controlling interest	$2.7	$(1.4)	$7.1	$0.3
Non-controlling interests	6.8	12.1	27.6	26.6
Total	$9.5	$10.7	$34.7	$26.9
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2021	$41.9	6 years	$294.1	7 years
June 30, 2022	33.6	5 years	309.9	7 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $9.0 million and $9.1 million as of December 31, 2021 and June 30, 2022, respectively, and was included in Other assets. The total payable was $12.6 million and $25.0 million as of December 31, 2021 and June 30, 2022, respectively, and was included in Other liabilities.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Net income (controlling interest)	$109.0	$109.4	$258.9	$255.4
(Decrease) increase in controlling interest paid-in capital from Affiliate equity issuances	(17.0)	1.5	(17.5)	4.9
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(8.2)	(4.0)	(56.0)	(29.9)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$83.8	$106.9	$185.4	$230.4
16.Income Taxes

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Controlling interest:
Current taxes	$17.8	$25.1	$48.4	$55.4
Intangible-related deferred taxes	31.0	12.8	39.9	28.5
Other deferred taxes	13.4	(2.0)	22.3	2.5
Total controlling interest	62.2	35.9	110.6	86.4
Non-controlling interests:
Current taxes	$2.7	$2.1	$4.9	$7.4
Deferred taxes	6.0	—	6.0	—
Total non-controlling interests	8.7	2.1	10.9	7.4
Income tax expense	$70.9	$38.0	$121.5	$93.8
Income before income taxes (controlling interest)	$171.2	$145.3	$369.5	$341.8

Effective tax rate (controlling interest)(1)	36.3%	24.7%	29.9%	25.3%
___________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three and six months ended June 30, 2021 was higher than the marginal tax rate of 24.5%, primarily due to a $19.2 million deferred tax expense resulting from an increase in the UK tax rate enacted during the second quarter of 2021.
The Company’s effective tax rate (controlling interest) for the three months ended June 30, 2022 was not meaningfully different than the marginal tax rate of 24.5%. The Company’s effective tax rate (controlling interest) for the six months ended June 30, 2022 was higher than the marginal tax rate, primarily due to a $4.0 million tax expense resulting from non-deductible compensation, partially offset by $2.2 million of tax benefits from the reduction of certain valuation allowances on foreign net operating losses.
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
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Numerator
Net income (controlling interest)	$109.0	$109.4	$258.9	$255.4
Income from hypothetical settlement of Redeemable non-controlling interests, net of taxes	—	6.6	—	30.8
Interest expense on junior convertible securities, net of taxes	4.6	3.5	9.4	7.3
Net income (controlling interest), as adjusted	$113.6	$119.5	$268.3	$293.5
Denominator
Average shares outstanding (basic)	41.6	38.7	42.1	39.2
Effect of dilutive instruments:
Stock options and restricted stock units	0.9	1.2	0.8	1.3
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	2.8	—	5.7
Junior convertible securities	2.1	1.8	2.1	1.9
Average shares outstanding (diluted)	44.6	44.5	45.0	48.1
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Stock options and restricted stock units	0.3	0.3	0.3	0.3
Shares issuable to settle Redeemable non-controlling interests	—	4.6	—	1.8
For the three and six months ended June 30, 2022, under its authorized share repurchase programs, the Company repurchased 0.6 million and 1.9 million shares of its common stock, respectively, at an average price per share of $128.75 and $139.29, respectively.
18.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended June 30,
	2021			2022
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$8.0	$(0.5)	$7.5	$(71.8)	$(1.6)	$(73.4)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.4	(0.0)	0.4	(0.6)	0.0	(0.6)
Other comprehensive income (loss)	$8.4	$(0.5)	$7.9	$(72.4)	$(1.6)	$(74.0)

	For the Six Months Ended June 30,
	2021			2022
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$37.6	$(6.3)	$31.3	$(83.1)	$(2.1)	$(85.2)
Change in net realized and unrealized gain (loss) on derivative financial instruments	1.0	(0.1)	0.9	(0.6)	0.0	(0.6)
Other comprehensive income (loss)	$38.6	$(6.4)	$32.2	$(83.7)	$(2.1)	$(85.8)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2021	$(155.1)	$0.1	$(155.0)
Other comprehensive (loss) income before reclassifications	(85.2)	0.0	(85.2)
Amounts reclassified	—	(0.6)	(0.6)
Net other comprehensive loss	(85.2)	(0.6)	(85.8)
Balance, as of June 30, 2022	$(240.3)	$(0.5)	$(240.8)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, in our press releases, and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates,” or the negative version of these words or other comparable words. Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Risk Factors” in our Annual Reports on Form 10-K, and from time to time, as applicable, our Quarterly Reports on Form 10-Q . These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.
Executive Overview
We are a leading partner to independent active investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, global distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses, and enable them to align equity incentives across generations of principals to build enduring franchises. As of June 30, 2022, our aggregate assets under management were approximately $691 billion across a broad range of return-oriented strategies.
In the first quarter of 2022, we completed an additional investment in Systematica Investments (“Systematica”), an innovative technology-driven systematic manager. Following the close of the transaction, our investment continues to be accounted for under the equity method of accounting and Systematica partners continue to hold a majority of the equity of the business and direct its day-to-day operations.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in billions, except as noted)	2021	2022	% Change	2021	2022	% Change
Assets under management	$755.7	$690.9	(9)%	$755.7	$690.9	(9)%
Average assets under management	752.1	728.1	(3)%	742.8	757.7	2%
Aggregate fees (in millions)	1,185.6	1,179.6	(1)%	2,600.0	2,510.0	(3)%
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
The following charts present information regarding the composition of our assets under management by strategy and client type as of June 30, 2022:

Assets Under Management

___________________________

(1)Alternatives include illiquid alternative strategies, which accounted for 18% of our assets under management as of June 30, 2022.
(2)Global equities include emerging markets strategies, which accounted for 5% of our assets under management as of June 30, 2022.
The following tables present changes in our assets under management by strategy and client type for the three and six months ended June 30, 2022:
By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
March 31, 2022	$246.1	$250.2	$159.0	$121.4	$776.7
Client cash inflows and commitments	11.6	4.8	5.8	6.3	28.5
Client cash outflows	(5.1)	(20.0)	(8.0)	(6.8)	(39.9)
Net client cash flows	6.5	(15.2)	(2.2)	(0.5)	(11.4)
Market changes	(2.8)	(29.0)	(21.6)	(8.2)	(61.6)
Foreign exchange(1)	(3.0)	(4.9)	(0.8)	(0.9)	(9.6)
Realizations and distributions (net)	(3.0)	(0.0)	(0.1)	(0.1)	(3.2)
Other(2)	(0.0)	0.0	(0.0)	0.0	(0.0)
June 30, 2022	$243.8	$201.1	$134.3	$111.7	$690.9

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
March 31, 2022	$404.9	$230.6	$141.2	$776.7
Client cash inflows and commitments	11.9	9.9	6.7	28.5
Client cash outflows	(16.7)	(15.9)	(7.3)	(39.9)
Net client cash flows	(4.8)	(6.0)	(0.6)	(11.4)
Market changes	(24.4)	(25.4)	(11.8)	(61.6)
Foreign exchange(1)	(4.7)	(4.4)	(0.5)	(9.6)
Realizations and distributions (net)	(3.0)	(0.2)	(0.0)	(3.2)
Other(2)	(0.0)	—	0.0	(0.0)
June 30, 2022	$368.0	$194.6	$128.3	$690.9

By Strategy - Year to Date

	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2021	$238.2	$277.5	$170.7	$127.4	$813.8
Client cash inflows and commitments	22.3	11.5	14.2	11.5	59.5
Client cash outflows	(9.6)	(33.0)	(18.3)	(12.2)	(73.1)
Net client cash flows	12.7	(21.5)	(4.1)	(0.7)	(13.6)
Market changes	1.1	(48.7)	(31.3)	(13.9)	(92.8)
Foreign exchange(1)	(3.9)	(6.0)	(1.0)	(0.7)	(11.6)
Realizations and distributions (net)	(4.3)	(0.1)	(0.0)	(0.1)	(4.5)
Other(2)	0.0	(0.1)	0.0	(0.3)	(0.4)
June 30, 2022	$243.8	$201.1	$134.3	$111.7	$690.9

By Client Type - Year to Date

	Institutional	Retail	High Net Worth	Total
December 31, 2021	$413.8	$252.5	$147.5	$813.8
Client cash inflows and commitments	24.1	22.7	12.7	59.5
Client cash outflows	(28.8)	(31.5)	(12.8)	(73.1)
Net client cash flows	(4.7)	(8.8)	(0.1)	(13.6)
Market changes	(32.8)	(40.7)	(19.3)	(92.8)
Foreign exchange(1)	(5.6)	(5.6)	(0.4)	(11.6)
Realizations and distributions (net)	(3.9)	(0.2)	(0.4)	(4.5)
Other(2)	1.2	(2.6)	1.0	(0.4)
June 30, 2022	$368.0	$194.6	$128.3	$690.9
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
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	17%	78%	74%	82%
Global equity(2)	29%	48%	40%	81%
U.S. equity(2)	20%	74%	76%	68%
Multi-asset and fixed income(3)	16%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Illiquid alternatives(4)	18%	89%	86%
__________________________
(1)Past performance is not indicative of future results. Performance and AUM information is as of June 30, 2022 and is based on data available at the time of calculation. Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Aggregate Fees
Aggregate fees consist of asset- and performance-based fees of our consolidated and equity method Affiliates. Asset-based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management, generally inclusive of uncalled commitments. Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance-based fees are generally billed less frequently than asset-based fees, and although performance-based fees inherently depend on investment performance and will vary from period to period, we anticipate performance-based fees will be a recurring component of our aggregate fees. As of June 30, 2022, approximately 29% of our totals assets under management could potentially earn performance-based fees. These percentages were approximately 13% and 51% of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.
Aggregate fees are generally determined by the level of our average assets under management and the composition of these assets across our strategies that realize different asset-based fee ratios and performance-based fees. Our asset-based fee ratio is calculated as asset-based fees divided by average assets under management.
Aggregate fees were $1,179.6 million for the three months ended June 30, 2022, a decrease of $6.0 million or 1% as compared to the three months ended June 30, 2021. The decrease in our aggregate fees was due to a $3.2 million or 1% decrease in performance-based fees and a $2.8 million decrease in asset-based fees.
Aggregate fees were $2,510.0 million for the six months ended June 30, 2022, a decrease of $90.0 million or 3% as compared to the six months ended June 30, 2021. The decrease in our aggregate fees was primarily due to a $182.4 million or 7% decrease in performance-based fees, primarily in our liquid alternative strategies, partially offset by a $92.4 million or 4% increase in asset-based fees. The increase in asset based fees was due to an increase in average assets under management, primarily in our U.S. equity strategies, driven by investments in new Affiliates.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Net income (controlling interest)	$109.0	$109.4	0%	$258.9	$255.4	(1)%
Adjusted EBITDA (controlling interest)(1)	227.3	213.4	(6)%	474.1	468.7	(1)%
Economic net income (controlling interest)(1)	171.2	160.5	(6)%	356.0	350.5	(2)%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. For the three months ended June 30, 2022, our Adjusted EBITDA (controlling interest) decreased $13.9 million or 6%, primarily due to the recognition of performance fees at Affiliates in which we hold less of an economic interest.
For the six months ended June 30, 2022, our Adjusted EBITDA (controlling interest) decreased $5.4 million or 1%, primarily due to a $90.0 million or 3% decrease in aggregate fees. Adjusted EBITDA (controlling interest) decreased less than aggregate fees on a percentage basis primarily due to net gains on strategic investments.
For the three months ended June 30, 2022, our Net income (controlling interest) increased $0.4 million. This increase was primarily due to a $26.3 million decrease in Income tax expense attributable to the controlling interest, partially offset by a $22.4 million decrease in Investment and other income attributable to the controlling interest.

For the six months ended June 30, 2022, our Net income (controlling interest) decreased $3.5 million or 1%. This decrease was primarily due to a $30.8 million decrease in Investment and other income attributable to the controlling interest, partially offset by a $24.2 million decrease in Income tax expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. For the three months ended June 30, 2022, our Economic net income (controlling interest) decreased $10.7 million or 6%, primarily due to a $13.9 million decrease in Adjusted EBITDA (controlling interest).
For the six months ended June 30, 2022, our Economic net income (controlling interest) decreased $5.5 million or 2%, primarily due to a $5.4 million decrease in Adjusted EBITDA (controlling interest).
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
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2021	2022	% Change	2021	2022	% Change
Consolidated Affiliate average assets under management (in billions)	$435.4	$430.2	(1)%	$428.7	$452.2	5%
Consolidated revenue	$586.3	$604.1	3%	$1,145.4	$1,211.4	6%
Our Consolidated revenue increased $17.8 million or 3% for the three months ended June 30, 2022, primarily due to a $42.3 million or 7% increase in performance-based fees, primarily in our illiquid alternative strategies, partially offset by a $24.5 million or 4% decrease in asset-based fees. The decrease in asset-based fees was primarily due to changes in the composition of our assets under management.
Our Consolidated revenue increased $66.0 million or 6% for the six months ended June 30, 2022, due to a $42.0 million or 4% increase in performance-based fees, primarily in our illiquid alternative strategies, and a $24.0 million or 2% increase in asset-based fees. The increase in asset-based fees was due to an increase in consolidated Affiliate average assets under management, primarily in our U.S. equity strategies, driven by investments in new Affiliates.
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
The following table presents our Consolidated expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2021	2022		2021	2022
Compensation and related expenses	$248.9	$268.2	8%	$495.8	$523.2	6%
Selling, general and administrative	88.6	93.1	5%	167.4	182.6	9%
Intangible amortization and impairments	8.9	12.5	40%	16.4	25.0	52%
Interest expense	26.8	27.3	2%	54.3	56.4	4%
Depreciation and other amortization	4.1	4.7	15%	8.4	8.1	(4)%
Other expenses (net)	12.6	(5.2)	N.M.(1)	26.1	0.4	(98)%
Total consolidated expenses	$389.9	$400.6	3%	$768.4	$795.7	4%
__________________________
(1)Percentage change is not meaningful.
Compensation and related expenses increased $19.3 million or 8% for the three months ended June 30, 2022, primarily due to a $16.6 million increase in compensation correlated to the increase in Consolidated revenue, a $1.5 million increase in share-based compensation expense, and a $1.2 million increase in Affiliate equity compensation expense.
Compensation and related expenses increased $27.4 million or 6% for the six months ended June 30, 2022, primarily due to a $28.7 million increase in compensation correlated to the increase in Consolidated revenue and a $6.5 million increase in share-based compensation expense. These increases were partially offset by a $7.8 million decrease in Affiliate equity compensation expense.
Selling, general and administrative expenses increased $4.5 million or 5% for the three months ended June 30, 2022, primarily due to a $4.6 million increase in distribution and investment-related expenses principally as a result of investments in new Affiliates in 2021, a $3.4 million increase in travel-related expenses, and a $1.7 million increase in non-income based and other taxes. These increases were partially offset by a $3.7 million decrease in sub-advisory expenses related to the changes to our distribution platform and a $2.7 million decrease in professional fees.

Selling, general and administrative expenses increased $15.2 million or 9% for the six months ended June 30, 2022, primarily due to a $16.7 million increase in distribution and investment-related expenses principally as a result of investments in new Affiliates in 2021, a $4.9 million increase in travel-related expenses, and a $2.9 million increase in non-income based and other taxes. These increases were partially offset by a $10.1 million decrease in sub-advisory expenses related to the changes to our distribution platform and a $4.3 million decrease in professional fees.
Intangible amortization and impairments increased $3.6 million or 40% for the three months ended June 30, 2022, primarily due to a $5.4 million increase in amortization expense due to investments in new Affiliates. This increase was partially offset by a $1.3 million decrease in amortization expense related to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.
Intangible amortization and impairments increased $8.6 million or 52% for the six months ended June 30, 2022, primarily due to a $10.5 million increase in amortization expense due to investments in new Affiliates. This increase was partially offset by a $1.4 million decrease in amortization expense related to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.
Interest expense increased $0.5 million or 2% for the three months ended June 30, 2022, primarily due to a $2.1 million increase from our debt securities issued in 2021. This increase was partially offset by a $1.7 million decrease from our junior convertible debt securities due to lower principal balance and lower accretion expense after the adoption of ASU 2020-06 in the first quarter of 2022.
Interest expense increased $2.1 million or 4% for the six months ended June 30, 2022, primarily due to a $4.2 million increase from our debt securities issued in 2021. This increase was partially offset by a $1.7 million decrease from our junior convertible debt securities due to lower principal balance and lower accretion expense after the adoption of ASU 2020-06 in the first quarter of 2022.
There were no significant changes in Depreciation and other amortization for the three and six months ended June 30, 2022.

Other expenses (net) decreased $17.8 million for the three months ended June 30, 2022, primarily due to an $18.1 million decrease in expenses related to the changes in the values of contingent payment and Affiliate equity purchase obligations, partially offset by a $2.8 million gain resulting from the early termination of a lease in 2021, that did not reoccur.
Other expenses (net) decreased $25.7 million or 98% for the six months ended June 30, 2022, primarily due to a $27.9 million decrease in expenses related to the changes in the values of contingent payment and Affiliate equity purchase obligations, partially offset by a $2.8 million gain resulting from the early termination of a lease in 2021, that did not reoccur.
Equity Method Income (Net)
For our Affiliates accounted for under the equity method, we use structured partnership interests in which we contractually share in the Affiliate’s revenue or revenue less agreed-upon expenses. Our share of earnings or losses from Affiliates accounted for under the equity method, net of amortization and impairments, is included in Equity method income (net).
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings, equity method intangible amortization, and equity method intangible impairments, which in aggregate form Equity method income (net):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2021	2022	% Change	2021	2022	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$316.7	$297.9	(6)%	$314.1	$305.5	(3)%
Equity method revenue	$599.3	$575.5	(4)%	$1,454.6	$1,298.6	(11)%

Financial Performance Measures
Equity method earnings	$66.9	$65.1	(3)%	$153.7	$137.0	(11)%
Equity method intangible amortization	(29.3)	(34.6)	18%	(64.5)	(57.9)	(10)%
Equity method intangible impairments	—	—	—%	—	—	—%
Equity method income (net)	$37.6	$30.5	(19)%	$89.2	$79.1	(11)%
Our equity method revenue decreased $23.8 million or 4% for the three months ended June 30, 2022, primarily due to a $45.5 million or 8% decrease in performance-based fees, primarily in our liquid alternative strategies, partially offset by a $21.7 million or 4% increase in asset-based fees. The increase in asset-based fees was due to changes in the composition of our assets under management, partially offset by a decrease in equity method Affiliate average assets under management, primarily in our global equity strategies, driven by equity markets.
For the three months ended June 30, 2022, equity method earnings decreased $1.8 million or 3%, primarily due to a $23.8 million or 4% decrease in equity method revenue.
Equity method intangible amortization increased $5.3 million or 18% for the three months ended June 30, 2022, primarily due to a $10.7 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships and a $2.3 million increase in amortization expense due to investments in existing Affiliates. These increases were partially offset by an $8.9 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Our equity method revenue decreased $156.0 million or 11% for the six months ended June 30, 2022, primarily due to a $224.4 million or 16% decrease in performance-based fees, primarily in our liquid alternative strategies, partially offset by a $68.4 million or 5% increase in asset-based fees. The increase in asset-based fees was due to changes in the composition of our assets under management, partially offset by a decrease in equity method Affiliate average assets under management, primarily in our global equity strategies, driven by equity markets.
For the six months ended June 30, 2022, equity method earnings decreased $16.7 million or 11%, primarily due to a $156.0 million or 11% decrease in equity method revenue.
Equity method intangible amortization decreased $6.6 million or 10% for the six months ended June 30, 2022, primarily due to a $25.4 million decrease in amortization expense related to certain definite-lived assets being fully amortized. This decrease was partially offset by an $11.3 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships and a $6.2 million increase in amortization expense due to investments in new and existing Affiliates.
Investment and Other Income (Expense)
The following table presents our Investment and other income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Investment and other income (expense)	$21.1	$(22.0)	N.M.(1)	$53.5	$(8.4)	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Investment and other income decreased $43.1 million for the three months ended June 30, 2022, primarily due to decreases in net unrealized gains on Other investments and Investments in marketable securities of $28.3 million and $12.0 million, respectively.
Investment and other income decreased $61.9 million for the six months ended June 30, 2022, primarily due to decreases in net unrealized gains on Other investments and Investments in marketable securities of $47.3 million and $16.6 million, respectively.

Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Income tax expense	$70.9	$38.0	(46)%	$121.5	$93.8	(23)%
Income tax expense decreased $32.9 million or 46% for the three months ended June 30, 2022, primarily due to a $25.1 million deferred tax expense resulting from an increase in the UK tax rate enacted in the second quarter of 2021 that did not reoccur, a $3.6 million decrease resulting from the $25.9 million decrease in Income before income taxes attributable to the controlling interest, and a $2.2 million increase in tax benefits from the reduction of certain valuation allowances on foreign net operating losses in the second quarter of 2022.
Income tax expense decreased $27.7 million or 23% for the six months ended June 30, 2022, primarily due to a $25.1 million deferred tax expense resulting from an increase in the UK tax rate enacted in the second quarter of 2021 that did not reoccur and a $2.7 million increase in tax benefits from the reduction of certain valuation allowances on foreign net operating losses in the six months ended June 30, 2022.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2021	2022	% Change	2021	2022	% Change
Net income	$184.2	$174.0	(6)%	$398.2	$392.6	(1)%
Net income (non-controlling interests)	75.2	64.6	(14)%	139.3	137.2	(2)%
Net income (controlling interest)	109.0	109.4	0%	258.9	255.4	(1)%
Net income (controlling interest) increased $0.4 million for the three months ended June 30, 2022, primarily due to a decrease in Income tax expense attributable to the controlling interest and a decrease in Other expenses (net) attributable to the controlling interest, primarily related to changes in the values of contingent payment and Affiliate equity purchase obligations. These increases in Net income (controlling interest) were offset by a decrease in Investment and other income attributable to the controlling interest and a decrease in Equity method income (net).

Net income (controlling interest) decreased $3.5 million or 1% for the six months ended June 30, 2022, primarily due to a decrease in Investment and other income attributable to the controlling interest and a decrease in Equity method income (net). These decreases in Net income (controlling interest) were partially offset by a decrease in Income tax expense attributable to the controlling interest and a decrease in Other expenses (net) attributable to the controlling interest, primarily related to changes in the values of contingent payment and Affiliate equity purchase obligations.
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
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Net income (controlling interest)	$109.0	$109.4	$258.9	$255.4
Interest expense	26.8	27.3	54.3	56.4
Income taxes	62.2	35.9	110.6	86.4
Intangible amortization and impairments(1)	35.6	43.1	76.1	75.0
Other items(2)	(6.3)	(2.3)	(25.8)	(4.5)
Adjusted EBITDA (controlling interest)	$227.3	$213.4	$474.1	$468.7
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2021	2022	2021	2022
Consolidated intangible amortization and impairments	$8.9	$12.5	$16.4	$25.0
Consolidated intangible amortization and impairments (non-controlling interests)	(2.6)	(4.0)	(4.8)	(7.9)
Equity method intangible amortization and impairments	29.3	34.6	64.5	57.9
Total	$35.6	$43.1	$76.1	$75.0
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2021	2022	2021	2022
Net income (controlling interest)	$109.0	$109.4	$258.9	$255.4
Intangible amortization and impairments(1)	35.6	43.1	76.1	75.0
Intangible-related deferred taxes	31.0	12.8	39.9	28.5
Other economic items(2)	(4.4)	(4.8)	(18.9)	(8.4)
Economic net income (controlling interest)	$171.2	$160.5	$356.0	$350.5
Average shares outstanding (diluted)	44.6	44.5	45.0	48.1
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	(2.8)	—	(5.7)
Assumed issuance of junior convertible securities shares	(2.1)	(1.8)	(2.1)	(1.9)
Average shares outstanding (adjusted diluted)	42.5	39.9	42.9	40.5
Economic earnings per share	$4.03	$4.03	$8.30	$8.67
___________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)Other economic items includes non-cash imputed interest (principally related to the accounting for convertible securities and contingent payment obligations), tax windfalls and shortfalls from share-based compensation, certain Affiliate equity expenses, and certain gains and losses, including on general partner and seed capital investments. Other economic items were net of income tax expense (benefit) of $3.2 million and $10.1 million for the three and six months ended June 30, 2021, respectively, and $(5.4) million and $(7.0) million for the three and six months ended June 30, 2022, respectively.
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

Cash and cash equivalents were $606.8 million as of June 30, 2022 and were attributable to both our controlling and the non-controlling interests. In the six months ended June 30, 2022, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the six months ended June 30, 2022 were for share repurchases and investments in existing Affiliates through purchases of Affiliate equity interests, including our additional investment in Systematica.
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
The following table presents operating, investing, and financing cash flow activities:

	For the Six Months Ended June 30,
(in millions)	2021	2022
Operating cash flow	$550.9	$506.5
Investing cash flow	(170.7)	(172.0)
Financing cash flow	(642.0)	(616.2)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the six months ended June 30, 2022, Cash flows from operating activities were $506.5 million, primarily from Net income of $392.6 million adjusted for non-cash items of $42.1 million and $276.4 million of distributions of earnings received from equity method investments. These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $196.9 million, and net purchases of securities by consolidated sponsored investment products of $7.7 million. For the six months ended June 30, 2022, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the six months ended June 30, 2022, Cash flows used in investing activities were $172.0 million, primarily due to $147.8 million of investments in new Affiliates and $18.9 million of net purchases of investments securities. For the six months ended June 30, 2022, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the six months ended June 30, 2022, Cash flows used in financing activities were $616.2 million, primarily due to the return of $280.7 million of capital to shareholders, principally through share repurchases of our common stock, $211.8 million of distributions to non-controlling interests, $58.0 million of repurchases of our junior convertible securities, $47.5 million of settlement of contingent and deferred payment obligations, $19.1 million of Affiliate equity purchases, net of issuances, and $13.3 million of taxes paid from shares withheld related to issuances of our common stock. Cash flows used in financing activities were partially offset by $6.9 million of subscriptions to consolidated funds, net of redemptions.
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
As of June 30, 2022, the current redemption value of Affiliate equity interests was $572.8 million, of which $547.8 million was presented as Redeemable non-controlling interests (including $20.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $25.0 million was presented as Other liabilities. Although the timing and amounts of these purchases are difficult to predict, we paid $32.2 million for Affiliate equity purchases and received $13.1 million for Affiliate equity issuances during the six months ended June 30, 2022, and we expect net purchases of approximately $50 million of Affiliate equity during the remainder of 2022. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 14 and 15 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2022 and January 2021 to repurchase up to 2.0 million and 5.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. During the three and six months ended June 30, 2022, we repurchased 0.6 million and 1.9 million shares of our common stock, respectively, at an average price per share of $128.75 and $139.29, respectively. As of June 30, 2022, there were a total of 3.5 million shares available for repurchase under our January 2022 and 2021 share repurchase programs.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 7 of our Consolidated Financial Statements:

(in millions)	December 31, 2021	June 30, 2022
Senior bank debt	$350.0	$350.0
Senior notes	1,098.0	1,098.3
Junior subordinated notes	765.8	765.8
Junior convertible securities	299.5	341.7
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
As of June 30, 2022, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
As of June 30, 2022, we had the following senior notes outstanding, the respective principal terms of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Junior Subordinated Notes
As of June 30, 2022, we had the following junior subordinated notes outstanding, the respective principal terms of which are presented below:

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
Junior Convertible Securities
As of June 30, 2022, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the six months ended June 30, 2021 and 2022, we repurchased a portion of our junior convertible securities for a purchase price of $22.8 million and $60.9 million, respectively, and as a result of these repurchases, we reduced our Deferred income tax liability (net) by $4.9 million and $11.7 million, respectively.
Equity Distribution Program
On May 27, 2022, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced our prior equity distribution program. As of June 30, 2022, no sales had occurred under the equity distribution program.
Commitments
See Note 9 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 5, 9, and 11 of our Consolidated Financial Statements.

Leases
As of June 30, 2022, our lease obligations were $20.7 million for the remainder of 2022, $77.5 million from 2023 through 2024, $56.1 million from 2025 through 2026, and $105.0 million thereafter. The portion of these lease obligations attributable to the controlling interest were $5.5 million for the remainder of 2022, $21.6 million from 2023 through 2024, $13.6 million from 2025 through 2026, and $11.8 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2021 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended June 30, 2022. Please refer to Item 7A of our 2021 Annual Report on Form 10-K.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
April 1-30, 2022	264,213	$133.44	264,213	$133.44	3,896,067
May 1-31, 2022	131,435	125.67	131,435	125.67	3,764,632
June 1-30, 2022	226,162	125.07	226,162	125.07	3,538,470
Total	621,810	128.75	621,810	128.75
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and net settlement option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in January 2022 and 2021 to repurchase up to 2.0 million and 5.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of June 30, 2022, there were a total of 3.5 million shares available for repurchase under our January 2022 and 2021 share repurchase programs.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Equity Distribution Agreement, dated as of May 27, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed May 27, 2022)
10.1	Form of Forward Sale Agreement, dated as of May 27, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed May 27, 2022)
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2022 and 2021, (iii) the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Equity for the three- and six-month periods ended June 30, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2022 and 2021, and (vi) the Notes to the Consolidated Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 4, 2022	/s/ THOMAS M. WOJCIK
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