Form 10-K
period 2022-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2023-02-17
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $116.60 on June 30, 2022 on the New York Stock Exchange, was $4,429,403,715. There were 35,859,783 shares of the registrant’s common stock outstanding on February 15, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORM 10-K

i

PART I
Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K, in our other filings with the Securities and Exchange Commission (the “SEC”), in our press releases, and in oral statements made with the approval of an executive officer may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as “outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates,” or the negative version of these words or other comparable words.  Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors.” These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected. Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
References throughout this report to “AMG,” “we,” “us,” “our,” the “Company” and similar references refer to Affiliated Managers Group, Inc., unless otherwise stated or the context otherwise requires.
Item 1.Business
AMG is a leading partner to independent investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses, and enable them to align equity incentives across generations of principals to build enduring franchises. As of December 31, 2022, our aggregate assets under management were approximately $651 billion across a broad range of differentiated investment strategies.
We generate long-term value by investing in new and existing Affiliates, and strategic value-add capabilities through which we can leverage our scale and resources on behalf of our Affiliates, and then by returning excess capital to shareholders, primarily through share repurchases. We are focused on investing in areas of secular growth and long-term client demand, including in private markets, liquid alternatives, Asia, wealth management, and sustainable investing; accordingly, we partner with leading independent investment firms managing differentiated strategies in the aforementioned growth areas.
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
Our goal in partnering with Affiliates is to be an excellent and engaged partner, and to collaborate with Affiliates to magnify each firm’s long-term success. We take a long-term partnership approach with our Affiliates, which provides stability in facilitating succession planning across generations of Affiliate management principals. We are uniquely able to provide strategic capabilities and expertise across various stages of our Affiliates’ growth. In certain cases, we invest in our Affiliates by providing growth capital or complementing their own marketing resources with our proven product development and distribution capabilities. We also provide succession planning solutions and advice to many of our Affiliates, which can include a degree of liquidity and financial diversification along with incentive alignment for next-generation partners.
Our innovative partnership approach enhances our Affiliates’ ability to achieve their long-term strategic objectives while maintaining their unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses. We believe that clients recognize these fundamental characteristics of partner-owned firms, as well as the alignment created by direct equity ownership by firm principals, as competitive advantages for firms in achieving client investment goals and objectives. Our investment approach preserves these essential elements of our Affiliates’ success.
Independent firms seeking an institutional partner are attracted to our unique partnership approach and our global reputation and track record across three decades as a successful strategic partner to independent investment firms around the world.
We anticipate that the principal owners of independent investment firms will continue to seek access to an evolving range of growth and succession solutions. We will, therefore, continue to have a significant opportunity to invest in additional high-quality firms across the global investment management industry. In addition, we have the opportunity to make additional equity investments in our existing Affiliates, or invest in their growth by providing seed or other growth capital. We are well-positioned to execute upon these investment opportunities through our:
•established process of identifying and cultivating high-quality prospective Affiliates;
•broad industry network and proprietary relationships developed with prospects over many years;
•substantial experience and expertise in structuring and negotiating transactions;
•global reputation as an outstanding partner to our Affiliates, as well as for providing innovative solutions for the strategic needs of independent investment firms; and
•successful engagement with our Affiliates to enhance their long-term prospects, including through new product development, distribution, and other business development initiatives.
Investment Management Operations
Our Affiliates provide a diverse range of differentiated return streams through their specialized investment processes. Given their long-term performance records, our Affiliates are recognized as being among the industry’s leaders in their respective investment disciplines. Our Affiliates’ attractive return streams are utilized in client portfolios to address a range of specialized needs for institutional and wealth clients globally; certain Affiliates also provide investment management and customized investment counseling and fiduciary services to high net worth individuals and families and institutional clients.
As of December 31, 2022, our Affiliates managed approximately $651 billion across a range of investment styles and geographies, in equity, alternative, and multi-asset and fixed income strategies, as the following chart illustrates.

Assets Under Management

Our Affiliates currently manage assets for investors in more than 50 countries, including all major developed markets. Our Affiliates distribute their investment services and products to institutional and wealth clients through direct sales efforts and established relationships with consultants and intermediaries around the world through their own business development capabilities.

In addition, AMG supports the long-term growth and client diversification of our Affiliates by operating a distribution platform in which each Affiliate may choose to participate. Our distribution capabilities, which provide access to institutional and wealth clients, serve to extend the reach of our Affiliates’ own business development efforts, including strategy, marketing, distribution, and product development, and our Affiliates benefit from the expertise of our senior sales and marketing professionals servicing the U.S., Europe, the UK, the Middle East, Asia, and Australia.
Our Partnership Structure and Relationship with Affiliates
We maintain long-term partnerships with the management equity owners of our Affiliates, and believe that Affiliate management equity ownership (along with our long-term ownership) aligns our and our Affiliates’ interests, enhances Affiliate management equity incentives, and preserves the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firm. Although the equity structure of each Affiliate investment is tailored to meet the needs of the management equity owners of the particular Affiliate, we typically maintain a meaningful equity interest in the Affiliate, with a significant equity interest retained by Affiliate management principals.
Each of our Affiliates operates through distinct legal entities, which affords us the flexibility to design a separate operating agreement for each Affiliate that reflects customized arrangements with respect to governance, economic participation, equity incentives, and the other terms of our relationship.  In each case, the operating agreement provides for a governance structure that gives Affiliate management the authority to manage and operate the business on a day-to-day basis.  The operating agreement also reflects the specific terms of our economic participation in the Affiliate, which, in each case, uses a “structured partnership interest” to ensure alignment of our economic interests with those of Affiliate management.
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
For other Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows us to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes us to any decrease in revenue or any increase in such agreed-upon expenses. The degree of our exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate, and includes several Affiliates in which we fully share in the expenses of the business.
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
Competition
Our Affiliates compete with numerous investment management firms globally, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological, and marketing resources; access to captive distribution; and assets under management. Many of these firms offer an even broader array of products and services that our Affiliates may not, in particular investment strategies such as passively-managed products, including exchange traded funds, which typically carry lower fee rates. Certain Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially for those providing investment management services to institutional and high net worth investors. We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:

•investment performance, investment styles, and reputations of our Affiliates and their management teams;
•differentiation of our Affiliates’ investment strategies and products and the continued development of investment strategies and products to meet the evolving needs and demands of investors;
•depth and continuity of our and our Affiliates’ client relationships and the level of client service offered;
•maintenance of strong business relationships by us and our Affiliates with major intermediaries; and
•continued success of our and our Affiliates’ distribution efforts.
Additionally, our strategy includes investing in independent partner-owned investment firms, and in this area we compete with a number of acquirers and investors, including investment management companies, private equity firms, sovereign wealth funds, and larger financial organizations. We believe that the most important factors on which we compete for future investments are purchase price and liquidity, our partnership investment model, including the equity incentive structures and access to strategic capabilities we offer, and the breadth and depth of our relationships, and our reputation, with investment firm prospects.
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
The majority of our Affiliates are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements. Our Affiliates operating outside of the U.S. may be subject to the Advisers Act and are also subject to regulation by various regulatory and self-regulatory authorities and exchanges in the relevant jurisdictions, including, for those Affiliates active in the UK, the Financial Conduct Authority (the “FCA”). Many of our Affiliates also sponsor or advise registered and unregistered funds in the U.S. and in other jurisdictions, and are subject to regulatory requirements in the jurisdictions where those funds are sponsored or offered, including, with respect to mutual funds in the U.S., the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act governs the operations of mutual funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting and fiduciary obligations relating to the management of mutual funds. Many of our Affiliates are also subject to directives and regulations in the European Union and other jurisdictions relating to funds, such as the Undertakings for the Collective Investment of Transferable Securities (“UCITS”) Directive and the Alternative Investment Fund Managers Directive (“AIFMD”), with respect to depositary functions, remuneration policies and sanctions, among other matters.
Our Affiliates’ sales and marketing activities are subject to regulation by authorities in the jurisdictions in which they offer investment management products and services. Our Affiliates’ ability to transact business in these jurisdictions, and to conduct related cross-border activities, is subject to the continuing availability of regulatory authorizations and exemptions. Through our distribution platform, we also engage in sales and marketing activities that extend the reach of our Affiliates’ own business development efforts, and which are subject to regulation in numerous jurisdictions. Our U.S. wealth distribution subsidiary is registered with the SEC under the Advisers Act. This subsidiary sponsors mutual funds registered under the Investment Company Act, and serves as an investment adviser and/or administrator for the AMG Funds complex. In the UK, our institutional distribution subsidiary is regulated by the FCA. We also have institutional distribution subsidiaries or branches of subsidiaries regulated by the Dubai Financial Services Authority, the Securities and Futures Commission in Hong Kong, and the Australian Securities and Investments Commission, and our activities in the European Union are regulated by various regulators in European jurisdictions.
Certain of our Affiliates and our U.S. wealth distribution subsidiary are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, with respect to retirement plan clients. ERISA imposes duties on persons who are fiduciaries under ERISA, and prohibits certain transactions involving related parties to a retirement plan. The U.S. Department of Labor (“DOL”) administers ERISA and regulates investment advisers who service retirement plan clients, and has been increasingly active in proposing and adopting additional regulations applicable to the investment management industry. Certain of our Affiliates and our U.S. wealth distribution subsidiary are also members of the National

Futures Association and are regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) with respect to the management of funds and other products that utilize futures, swaps or other CFTC-regulated instruments.
In addition, certain of our Affiliates and our U.S. wealth broker-dealer subsidiary are registered broker-dealers and members of the Financial Industry Regulatory Authority (“FINRA”), for the purpose of distributing funds or other products. FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA and the SEC have the authority to conduct periodic examinations of member broker-dealers, and may also conduct administrative proceedings. These broker-dealers are also subject to net capital rules in the U.S. that mandate the maintenance of certain levels of capital, and our Affiliates and our global distribution subsidiaries may also be subject to other regulatory capital requirements imposed by non-U.S. regulatory authorities.
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
Human Capital Management
As of December 31, 2022, we and our Affiliates had approximately 3,950 employees, the substantial majority of which were employed by our Affiliates and not by AMG. Each Affiliate’s management team retains operational autonomy in managing and operating their business on a day-to-day basis, including with respect to their human capital. Given this, the following is a discussion of AMG’s workforce, or approximately 250 of the total employees, and the policies and cultural initiatives in respect of our human capital.
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
Our leadership training and sponsored skills development programs cover a wide range of subject area expertise as well as career development generally, and are anchored on a comprehensive performance review process, which includes a company-wide 360-degree review program. Further, we support employees’ educational pursuits relating to degree programs and certifications through company-supported time off for professional development and flexible work arrangements tailored to individual employees’ educational goals. We regularly conduct company-wide surveys to solicit feedback from our employees on a variety of topics, including corporate culture, philanthropic interests, remote working, and general job satisfaction, which help us enhance employee engagement and retention. Our annual anonymous employee engagement survey reported an employee satisfaction rating of approximately 90% in 2022, which we attribute to our focus and commitment to our employees, our entrepreneurial culture and partnership orientation, and our meaningful involvement with communities surrounding our offices.
We prioritize employee engagement through a range of cross-functional, multi-level communication and collaboration mediums through both in-person and virtual forums, including small working group lunches, company-wide town halls, management off-sites, and charitable volunteer activities. Through employee participation in our corporate philanthropic initiatives across our global offices, we are committed to giving back to the communities in which we operate, and we believe that these initiatives also support our efforts to attract and retain employees. We provide company-supported time off to encourage employees in their charitable endeavors. We also offer a formal gift-matching program to match employee donations to eligible non-profit institutions through AMG and The AMG Charitable Foundation, as well as a volunteer-matching program, wherein volunteer hours are matched with philanthropic credits that employees may donate to eligible organizations. Through our matching program as well as through direct grants, AMG and The AMG Charitable Foundation have made donations to more than 650 organizations around the world to date.
We believe diversity and inclusion results in a highly creative and innovative workforce, and are committed to fostering and promoting an inclusive and diverse work environment. We seek to recruit the best people for the job without regard to gender, ethnicity or other protected traits, and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. We have achieved gender diversity of 37% across management positions in our workforce, and nearly half (47%) of our employees are women (as compared to 32% and 44%, respectively, in the prior period, inclusive of all business units). Further, three of seven (43%) independent members of our Board of Directors are women, and two of seven (29%) independent directors are ethnically diverse, in each case, above the average of S&P 500 companies. In addition, two of our three Board committees are chaired by women. We continually seek to enhance the diversity of our employee base, as our employees around the world contribute their distinct perspectives to improve our business and the communities in which our businesses operate. Our executive management team has responsibility for diversity initiatives, in coordination with our Sustainability Committee, and reviews these initiatives with our Board of Directors at least annually.
Our Website
Our website is www.amg.com. Our website provides information about us, and, from time to time, we may use it to distribute material company information. We routinely post financial, investment performance, and other important information regarding the Company in the Investor Relations section of our website and we encourage investors to consult that section regularly. The Investor Relations section of our website also includes copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC. The information contained or incorporated on our website is not a part of this Annual Report on Form 10-K.

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
Our financial results depend on our Affiliates’ receipt of asset- and performance-based fees, which may vary substantially from year to year. Our Affiliates’ ability to maintain current fee levels depends on a number of factors, including our Affiliates’ investment performance, as well as competition and trends in the investment management industry, such as investor demand for passively-managed products, including exchange traded funds, that typically carry lower fee rates, or preferences for other developing strategies or trends. Further, different types of assets under management can generate different ratios of asset-based fees to assets under management (“asset-based fee ratio”), based on factors such as the investment strategy and the type of client. Thus, a change in the composition of our assets under management, either within an Affiliate or among our Affiliates, could result in a decrease in our aggregate fees even if our aggregate assets under management remains unchanged or increases. Products that use fee structures based on investment performance may also vary significantly from period to period, depending on the investment performance of the particular product. For some of our Affiliates, performance-based fees include a high-watermark provision, which generally provides that if a product underperforms on an absolute basis or relative to its benchmark, it must regain such underperformance before the Affiliate will earn any performance-based fees. In addition, in the ordinary course of business, our Affiliates may reduce or waive fees on certain products for particular time periods, to attract or retain assets or for other reasons. No assurances can be given that our Affiliates will be able to maintain current fee structures or levels. A reduction in the fees that our Affiliates receive could have an adverse impact on our financial condition and results of operations.
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
Our financial results may be impacted by changes in the total level of our assets under management. The total level of our assets under management generally or with respect to particular products or Affiliates could be adversely affected by conditions outside of our control, including:
•a decline in the market value of our assets under management, due to declines or heightened volatility in the capital markets, fluctuations in foreign currency exchange rates and interest rates, the current inflationary environment, changes in the yield curve, and other market factors;
•changes in investor risk tolerance or investment preferences, which could result in investor allocations away from strategies and products offered by our Affiliates;
•our Affiliates’ ability to attract and retain client assets and market products and services, which may be impacted by investment performance, client relationships, demand for product and service offerings, their continued development of products to meet the changing demands of investors, and the prices of securities generally;
•global economic conditions, which may be exacerbated by changes in the equity or debt markets;
•financial crises, political or diplomatic developments in the U.S. or globally, including rising trade tensions between the U.S. and China, pandemics or other public health crises, such as a potential resurgence of COVID-19 or another similar highly infectious or contagious disease, trade wars, social or civil unrest, insurrection, war, including the ongoing conflict between Russia and Ukraine which has significantly impacted the global economy and financial markets, terrorism, natural disasters, or risks associated with global climate change; and
•other factors that are difficult to predict.
A reduction in our assets under management could adversely affect the fees payable to our Affiliates and, ultimately, our financial condition and results of operations.
If our or our Affiliates’ reputations are harmed, we could suffer losses in our business and financial results.
The success of our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders, our ability to compete for future investment opportunities, and our and our Affiliates’ reputations among existing and potential clients. Our and our Affiliates’ reputations are critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate, including alleged or actual failures by us, our Affiliates or our respective employees to comply with applicable laws, rules or regulations, errors in our public reports, fund liquidity or valuation issues including with respect to illiquid assets within private markets funds of certain of our Affiliates, cyber-attack or data breach incidents, or any threatened or actual litigation against us, any of our Affiliates or our respective employees, or a perceived or actual conflict between us and any of our Affiliates or among our Affiliates. Further, stakeholder groups have increasingly expressed divergent views on a range of environmental, social, and governance (“ESG”) matters, and our or certain of our Affiliates’ related investments or business practices could be perceived negatively. Any of the foregoing events, or the public announcement and potential publicity surrounding these issues, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our Affiliates’ reputations and their relationships with clients, our relationships with our Affiliates, and our ability to negotiate agreements with new independent investment firms, any of which could have an adverse effect on our reputation, our financial condition and results of operations, or the market price of our common stock.
The investment management industry is highly competitive.
Our Affiliates compete with numerous investment management firms globally, including public, private and client-owned investment advisers; firms managing passively-managed products, including exchange traded funds; firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds; and other entities. These firms may have significantly greater financial, technological, and marketing resources, captive distribution and assets under management, and many of these firms offer an even broader array of products and services that our Affiliates may not in particular investment strategies. These firms may also compete by seeking to capitalize on a trend towards institutions consolidating the number of investment managers they work with. Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets. We believe that our Affiliates’ ability to compete effectively with other firms depends upon the performance of our Affiliates’ investment strategies, the applicability of products to meet client objectives and preferences, and the continued development of strategies and products to meet the evolving needs and demands of investors, as well as our Affiliates’ reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors. See “Competition” in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories. From time to time, our Affiliates may also compete with each other for clients.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our asset- and performance-based fees from clients pursuant to investment management contracts. While certain of our Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days). We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients. If our Affiliates’ clients terminate their investment management contracts or withdraw a substantial amount of assets, it is likely to harm our results of operations. In addition, investment management contracts with mutual funds or other similar products are subject to annual approval by the fund’s board of directors.
We may need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in independent investment firms and our other strategic initiatives may require additional capital. Further, we have significant purchase obligations relating to Affiliate equity interests, and it is difficult to predict the frequency and magnitude of these purchases. As of December 31, 2022, the current redemption value relating to Affiliate equity interests was $489.9 million, of which $465.4 million was presented within Redeemable non-controlling interests (including $20.1 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $24.5 million was presented as Other liabilities. See “Liquidity and Capital Resources-Affiliate Equity” in Item 7 and Notes 17 and 18 of the Consolidated Financial Statements. These obligations may require more cash than is then available from our existing cash resources and cash flows from operations. Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.
As of December 31, 2022, we had outstanding debt of $2.6 billion. Our level of indebtedness may increase if we fund future investments or other expenses through borrowings. Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flows from operations to payments on our indebtedness.
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
As of December 31, 2022, our total assets were $8.9 billion, of which $4.5 billion were intangibles, and $2.1 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, declines in the value of assets under management, client attrition, product performance, reductions in fee rates, and changes in strategic objectives or growth prospects of an Affiliate. An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations. Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise significant judgment. In recent periods, we have recorded expenses to reduce the carrying value to fair value of certain Affiliates and certain acquired client relationships, and may experience similar impairment events in future reporting periods. See “Critical Accounting Estimates and Judgments” in Item 7 and Notes 9 and 10 of the Consolidated Financial Statements.
Market risk management activities may adversely affect our liquidity and results of operations.
Cash management transactions, capital markets financings, and certain investments or other transactions may create exposure for us or our Affiliates to changes in interest rates, foreign currency exchange rates, marketable securities, and markets, which we or our Affiliates may seek to offset by entering into derivative financial instruments. See Note 7 of the Consolidated Financial Statements. The scope of these risk management activities is selective and varies based on the level and volatility of interest rates, foreign currency exchange rates, applicable marketable securities, and other changing market conditions. We and our Affiliates do not seek to hedge exposure to all market risks, which means that exposure to certain market risks is not limited. Further, the use of derivative financial instruments does not entirely eliminate the possibility of fluctuations in the value of the underlying position or prevent losses if the value of the position declines, and also can limit the opportunity for gain if the value of the position increases. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, while hedging arrangements may reduce certain risks, such arrangements themselves may entail other risks, may generate significant transaction costs, and may require the posting of cash collateral. For example, if our or our Affiliates’ counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our liquidity and results of operations could be adversely impacted.
RISKS RELATED TO OUR STRATEGY AND OUR STRUCTURED PARTNERSHIPS WITH AFFILIATES
Our growth strategy depends in part upon our ability to make investments in independent investment firms and to pursue other strategic partnerships.
Our continued success in investing in independent investment firms will depend upon our ability to find suitable firms in which to invest or make additional investments in our existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms, maintaining our relationships with prospects and our reputation as a leading partner to these firms, and our ability to raise the capital necessary to finance such transactions. The market for acquisitions of interests in these firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies, and investment management firms, also invest in independent investment firms and may have significantly greater resources than we do. In addition to direct competition on particular prospects, these firms can also negatively impact the volume and value of transactions more broadly. Further, our innovative partnership approach with our Affiliates is designed to enhance our Affiliates’ ability to achieve their long-term strategic objectives, while preserving their unique entrepreneurial cultures, investment independence, and operational autonomy in managing their businesses, and the management of some target firms may prefer terms and structures offered by our competitors.
We may not be successful in making investments in new firms or maintaining existing investments, and any firms that we do invest in may not have favorable results or performance following our initial investment or any subsequent investment, which could have an adverse effect on our financial condition and results of operations. Our investments involve a number of risks, including the existence of unknown liabilities that may arise after making an investment, some of which may depend upon factors that are not under our control. Further, the consummation of our announced investments is generally subject to a number of closing conditions, contingencies and approvals, including, but not limited to, obtaining certain consents of the independent investment firm’s clients and applicable regulatory approvals. In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock.
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
For other Affiliates, we use structured partnership interests in which we contractually share in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows us to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes us to any decrease in revenue or any increase in such expenses. The degree of our exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate and includes several Affiliates in which we fully share in the expenses of the business. In these types of structures, we may have limited or no ability to control the level of expenses at the Affiliate, and our distributions generally do not have priority. Further, the impact of Affiliate expenses on our earnings and our stock price could increase if the portion of our earnings derived from such Affiliates increases.

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
From time to time, we may reposition our relationships with our Affiliates, which could, among other things, include changes to our structured partnership interests, including changes in our ownership level and in the calculation of our share of revenue and/or operating expenses. Such repositioning may be done in order to address an Affiliate’s succession planning, changes in its revenue or operating expense base, our or the Affiliate’s strategic planning, or other developments. Any repositioning of our interest in an Affiliate may result in increased exposure to changes in the Affiliate’s revenue and/or operating expenses, or in additional investments or commitments from us, or could increase or reduce, or change the structure of, our interest in the Affiliate. In some cases, this could result in the full divestment of our interest to Affiliate management or to a third-party, or in our acquisition of all of the equity interests of the Affiliate. In addition, certain of our Affiliates accounted for under the equity method have customary rights in certain circumstances to restructure or sell their interests in their firm to a third-party, which could be through a direct majority or minority sale transaction, a private or public offering, or otherwise, and to cause us to participate in such restructuring or sale, which could be on terms that we view as less favorable than an alternative transaction or to retaining our interest. Any such transactions or changes, or disputes in relation to such transactions or changes which do not resolve in our favor, could have an adverse impact on our financial condition and results of operations.
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

The market price of our common stock has experienced and may continue to experience volatility, and the broader equity markets have experienced and may continue to experience significant price and volume fluctuations. In addition, announcements of our financial and operating results or other material information, including changes in net client cash flows and assets under management, changes in our financial guidance or our failure to meet such guidance, our new investments activity, changes in general conditions in the economy or the financial markets, perceptions regarding our ESG profile, and other developments affecting us, our Affiliates or our competitors, as well as geopolitical, social, regulatory, capital markets, economic, pandemics, and other factors unrelated to us, could cause the market price of our common stock to fluctuate substantially.
The sale or issuance of substantial amounts of our common stock, or the expectation that such sales or issuances will occur, could adversely impact the price of our common stock.
The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we have issued junior convertible trust preferred securities and entered into an equity distribution program, either of which may result in the issuance of our common stock upon the occurrence of certain events. We also have outstanding option and restricted stock awards that have been granted under our share-based incentive plans. Additionally, we have the right to settle certain Affiliate equity purchase obligations with shares of our common stock. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock, including through forward equity transactions. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold or issued in the public market, or the expectation that such sales or issuances will occur, the price of our common stock may decline as a result.
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
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. wealth distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1. Applicable laws, rules and regulations impose requirements, restrictions, and limitations on our and our Affiliates’ businesses, and can result in significant compliance costs. Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations, or new or revised interpretations, guidance or enforcement priorities. Any determination of a failure to comply with applicable laws, rules or regulations could expose us, our Affiliates, or our respective employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, and may result in monetary losses that are not covered by insurance in adequate amounts or at all, any of which could have an adverse impact on our stock price, financial condition, and results of operations. Further, if we, any of our Affiliates or our respective employees were to fail to comply with applicable laws, rules, or regulations, or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our or our Affiliates’ reputations and on our stock price and result in increased costs, even if we, our Affiliates, or our respective employees were found not to have violated such laws, rules or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate. In the U.S., the current presidential administration has shifted enforcement priorities under existing regulations, and has been pursuing additional rulemaking, impacting public companies and the financial services industry, including private and public funds, in areas relating to ESG matters and disclosures, data security risk management and disclosures, share buybacks, and additional asset management disclosure and compliance requirements. For example, the SEC has proposed new rules for private fund advisers that if enacted, would prohibit seeking reimbursement, indemnification, exculpation, or limitation of liability for breach of fiduciary duty, willful malfeasance, bad faith, negligence, or recklessness in providing services to the fund. These regulatory developments could adversely affect our and our Affiliates’ businesses, increase compliance costs, require that we or our Affiliates change or curtail operations or investment offerings, or impact our and our Affiliates’ access to capital and the market for our common stock.
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
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based outside the U.S. and, accordingly, are subject to risks inherent in doing business internationally. These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks, and potential adverse tax consequences. For example, our and our Affiliates’ businesses may be impacted by the terms of trade agreements negotiated by the UK in connection with its exit from the European Union (the “EU”), which could result in fluctuations in exchange rates, disruptions in the capital markets, changes in investor risk tolerance or investment preferences, potential regulatory shifts resulting from the UK’s status as a third-country with the EU, increased compliance and administrative costs, or other impacts. Further, regulations in the EU pertaining to integrating ESG topics may materially impact the investment management industry in member states that adopt such legislation. For example, the EU’s Sustainable Finance Disclosure Regulation (“SFDR”)

requires MiFID firms and AIFMs to take ESG factors into account in their organizational, risk and governance arrangements and are designed to, among other things, establish EU labels for green financial products, clarify managers’ duties regarding sustainability in their investment decisions, and increase disclosure requirements relating to ESG matters including those relating to “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). Similar regulatory measures may be introduced in other jurisdictions in which we or our Affiliates currently have investments or plan to invest in the future, including in the U.S. and the UK. These types of ESG-related regulations could impact our or our Affiliates’ businesses, increases regulatory and compliance costs, and adversely affect our profitability. In addition, as a result of operating internationally, certain of our Affiliates and our global distribution subsidiaries are subject to requirements under foreign regulations to maintain minimum levels of capital. Such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital and the payment of distributions to us or, if there were a significant change in the required capital or an extraordinary loss or charge against net capital at a particular Affiliate, could adversely impact such Affiliate’s ability to expand or maintain operations. These or other risks related to our and our Affiliates’ international operations may have an adverse effect on our business, financial condition, and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition, and results of operations.
We are subject to income taxes as well as non-income based taxes in the U.S. and certain foreign jurisdictions, and our Affiliates are generally subject to taxes in the jurisdictions in which they operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals. Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices, and interpretations. In the U.S., the Inflation Reduction Act of 2022, which was signed into law in August 2022, contained a number of changes to federal tax laws including a new corporate minimum tax as well as a new excise tax on stock repurchases, neither of which we expect to have a significant impact on our net income and cash flows, but which could impact future decisions on how to return value to stockholders in the most efficient manner. If further tax reform proposals are introduced in the U.S., they could materially impact our tax provision, deferred tax assets, tax liabilities and effective tax rate. Further, a portion of our earnings is from outside of the U.S., and the foreign government agencies in jurisdictions in which we and our Affiliates do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws. Any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition, and results of operations.
In addition, we and our Affiliates may be subject to tax examinations by certain federal, state, and foreign tax authorities. We regularly assess the likely outcomes of examinations that we are subject to, in order to determine the appropriateness of our tax provision; however, tax authorities may disagree with certain positions we have taken or may take, and may assess additional taxes and/or penalties and interest. In the U.S., the Inflation Reduction Act included significant budget increases for tax audit and enforcement, and similar trends have developed in foreign jurisdictions. There can be no assurance that we will accurately predict the outcomes of any examinations and the actual outcomes could have an adverse impact on our financial condition and results of operations.
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
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent). Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Further, we also conduct distribution, sales, and marketing activities through our U.S. wealth distribution subsidiary and our global distribution subsidiaries, to extend the reach of our Affiliates’ own business development efforts, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates, could result in direct liability to us. Accordingly, we and our Affiliates may face various claims, litigation, or complaints from time to time, and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period. See “Legal Proceedings” in Item 3. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. Any legal proceedings or regulatory matters that we or our Affiliates are subject to could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources, and could result in judgments, findings, settlements, or allegations of wrongdoing that could adversely affect our or their reputation, current and future business relationships, and our financial condition and results of operations.
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
Although we and our Affiliates take protective measures and endeavor to modify them as circumstances warrant, computer systems, software, internal and cloud-based networks, and mobile devices may be vulnerable to cyber-attacks, data privacy or security breaches, phishing schemes and related fraud attempts, ransomware, social engineering, unauthorized access, theft, misuse, computer viruses, or other malicious code and other events that could have a security impact. Further, although we and our Affiliates have systems and practices in place to monitor the third parties on whom we and our Affiliates rely, such third parties, including those providing cloud-based network services, may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-attacks, data breaches, or other incidents. If any such events occur, it could jeopardize confidential, proprietary, or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks, and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. Further, human errors may occur from time to time at our third-party service providers’ staff or among our or our Affiliates’ employees, which can lead to or exacerbate security vulnerabilities or attacks. The increasing frequency and sophistication of these cyber threats, including in foreign jurisdictions in which we and our Affiliates operate, along with the continued reliance on work-from-home environments, personal mobile and computing technologies, and third-party web conferencing services, have increased exposures to these security-related risks. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions, or legal liability, any of which could have an adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation, regulatory investigations, and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain. Additionally, given our business model of providing our Affiliates with operational autonomy in managing their businesses, we do not control, and may have limited involvement in, the design, oversight, and maintenance of their technology systems and networks, as well as in the identification of or response to any cyber-attacks, data breaches, or other incidents.
Further, government and regulatory oversight of data privacy in particular has been growing in recent years, including through the EU’s General Data Protection Regulation and the California Consumer Privacy Act, resulting in heightened data security and handling requirements, increased fines, and expanded incident response and reporting obligations. More recently, the SEC proposed new rules related to cybersecurity risk management for public companies and registered investment advisers, which may result in increased disclosure obligations and liabilities related to our and our Affiliates’ technology systems and networks. Recent well-publicized security breaches at other companies have exemplified security-related vulnerabilities, and may lead to further government and regulatory scrutiny and heightened security requirements both in the U.S. and in other jurisdictions in which we and our Affiliates operate.
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
Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (symbol: AMG). As of February 15, 2023, there were 94 stockholders of record, including banks, brokers, and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2022	131,715	$119.40	131,715	$119.40	5,767,345
November 1-30, 2022	298,450	153.09	282,436	153.03	5,484,909
December 1-31, 2022(3)	1,578,513	159.04	1,578,513	159.04	3,906,396
Total	2,008,678	155.56	1,992,664	155.57
__________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and net settlement option exercise transactions, if any.
(2)    Our Board of Directors authorized share repurchase programs in October 2022, January 2022, and January 2021 to repurchase up to 3.0 million, 2.0 million, and 5.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of December 31, 2022, we had repurchased all of the shares of the January 2021 program.
(3)    In December 2022, we entered into an accelerated share repurchase agreement to repurchase shares of our common stock in exchange for an upfront payment of $225.0 million. We received an initial share delivery of 1.1 million shares in December 2022, which represents 80% of the upfront payment based on the closing price of our common stock on the agreement date. The total number of shares to be repurchased will be based on volume-weighted average prices of our common stock during the term of the agreement less a discount and subject to adjustments pursuant to the terms and conditions of such agreement. The final settlement of this transaction is expected to be completed in the second or third quarter of 2023.
For the years ended December 31, 2020, 2021, and 2022, we repurchased 5.0 million, 3.5 million, and 4.5 million shares of our common stock at an average price per share of $86.35, $146.54, and $144.45, respectively.

Performance Graph
Our peer group comprises AllianceBernstein Holding L.P., Ares Management Corporation, Artisan Partners Asset Management Inc., The Carlyle Group Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc, Lazard Ltd., Victory Capital Holdings, Inc. and Virtus Investment Partners, Inc. Prior to this year, our peer group also included Ameriprise Financial, Inc. Our peer group was revised in 2022 to reflect companies with size and market capitalizations that are more in line with our own. The following graph compares the cumulative stockholder return on our common stock from December 31, 2017 through December 31, 2022, with the cumulative total return, during the same period, on the Standard & Poor’s MidCap 400 Index, our prior peer group, and our current peer group. The comparison below assumes the investment of $100 on December 31, 2017 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.
Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following executive overview, which summarizes the significant trends affecting our results of operations and financial condition, as well as the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations of Affiliated Managers Group, Inc. and its subsidiaries, should be read in conjunction with the “Forward-Looking Statements” section set forth in Part I, the “Risk Factors” section set forth in Item 1A of Part I and with our Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K, and in any more recent filings with the SEC.
Our discussion and analysis of the key operating performance measures and financial results for fiscal year 2022 compared to fiscal year 2021 is included herein. For discussion and analysis of fiscal year 2021 compared to fiscal year 2020, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 18, 2022.
Executive Overview
AMG is a leading partner to independent investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses, and enable them to align equity incentives across generations of principals to build enduring franchises. As of December 31, 2022, our aggregate assets under management were approximately $651 billion across a broad range of differentiated investment strategies.
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
In the fourth quarter of 2022, we completed a minority investment in Peppertree Capital Management, Inc. (“Peppertree”), a private markets firm specializing in communications infrastructure. The financial results will be recognized in the Consolidated Financial Statements one quarter in arrears. We account for this investment under the equity method of accounting. Following the close of the transaction, Peppertree management continues to hold a significant portion of the equity in the business and directs the day-to-day operations.
In the fourth quarter of 2022, we completed the previously announced sale of our equity interest in Baring Private Equity Asia (“BPEA”), our Affiliate, to EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST), (the “BPEA Transaction”) in connection with the strategic combination of BPEA and EQT. Pursuant to the terms of the Securities Purchase and Merger Agreement with EQT under which we and each of the other owners agreed to sell our respective equity interests in BPEA, we received $223.6 million in cash, net of transaction costs, and 28.68 million EQT ordinary shares (25% of which are subject to a six-month lock-up, which expires in April 2023), and other investments. Our gain on the transaction was $641.9 million. The transaction was taxable at closing. For the year ended December 31, 2022, we recorded realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively. During the fourth quarter of 2022 and through February 15, 2023, we have sold 17.4 million EQT ordinary shares.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Years Ended December 31,
(in billions, except as noted)	2020	2021	% Change	2022	% Change
Assets under management	$716.2	$813.8	14%	$650.8	(20)%
Average assets under management	664.4	761.7	15%	709.4	(7)%
Aggregate fees (in millions)	4,626.4	5,611.4	21%	5,560.5	(1)%
Assets under management, and therefore average assets under management, include the assets under management of our consolidated and equity method Affiliates. Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements. Average assets under management for mutual funds and similar investment products generally represents an average of the daily net assets under management, while for institutional and high net worth clients, average assets under management generally represents an average of the assets at the beginning or end of each month during the applicable period.
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
Assets Under Management

Our Affiliates provide a diverse range of differentiated return streams through their specialized investment processes. We continue to see demand for alternative strategies, as evidenced by our net inflows in this category for the year ended December 31, 2022. At the same time, we experienced outflows in equity strategies, particularly in global equities, in line with de-risking trends across the industry. We continue to invest in areas of long-term client demand — including private markets, liquid alternatives, sustainable strategies, wealth management, and Asia — through new and existing Affiliates, to better position AMG to benefit from industry growth trends. We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in additional high-quality firms across the global investment management industry.
The following charts present information regarding the composition of our assets under management by strategy as of December 31, 2021 and 2022:

Assets Under Management by Strategy

__________________________
(1)Alternatives include private markets strategies, which accounted for 15% of our assets under management as of December 31, 2021 and 2022.
The following table presents changes in our assets under management by strategy:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2021	$238.2	$277.5	$170.7	$127.4	$813.8
Client cash inflows and commitments	40.4	20.3	23.9	22.7	107.3
Client cash outflows	(21.5)	(59.9)	(33.6)	(25.3)	(140.3)
Net client cash flows	18.9	(39.6)	(9.7)	(2.6)	(33.0)
New investments	3.3	—	—	—	3.3
BPEA(1)	(31.6)	—	—	—	(31.6)
Market changes	2.6	(43.3)	(26.0)	(12.4)	(79.1)
Foreign exchange(2)	(4.2)	(8.1)	(1.5)	(1.5)	(15.3)
Realizations and distributions (net)	(9.8)	(0.3)	(0.2)	(0.2)	(10.5)
Other(3)	3.5	(0.1)	(0.0)	(0.2)	3.2
December 31, 2022	$220.9	$186.1	$133.3	$110.5	$650.8
__________________________
(1)Assets under management attributable to BPEA as of the BPEA Transaction closing date.
(2)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following charts present information regarding the composition of our assets under management by client type as of December 31, 2021 and 2022:

Assets Under Management by Client Type

The following table presents changes in our assets under management by client type:

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2021	$413.8	$252.5	$147.5	$813.8
Client cash inflows and commitments	43.3	39.6	24.4	107.3
Client cash outflows	(55.9)	(58.0)	(26.4)	(140.3)
Net client cash flows	(12.6)	(18.4)	(2.0)	(33.0)
New investments	3.3	—	—	3.3
BPEA(1)	(31.6)	—	—	(31.6)
Market changes	(27.1)	(35.3)	(16.7)	(79.1)
Foreign exchange(2)	(7.8)	(6.6)	(0.9)	(15.3)
Realizations and distributions (net)	(9.1)	(0.9)	(0.5)	(10.5)
Other(3)	4.6	(2.4)	1.0	3.2
December 31, 2022	$333.5	$188.9	$128.4	$650.8
__________________________
(1)Assets under management attributable to BPEA as of the BPEA Transaction closing date.
(2)Foreign exchange reflects the impact of translating into U.S. dollars the assets under management of our Affiliates whose functional currency is not the U.S. dollar.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	19%	69%	77%	82%
Global equity(2)	29%	56%	46%	69%
U.S. equity(2)	20%	84%	78%	84%
Multi-asset and fixed income(3)	17%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(4)	15%	86%	82%
__________________________
(1)Past performance is not indicative of future results. Performance and AUM information is as of December 31, 2022 and is based on data available at the time of calculation. Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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

(4)For private markets products, performance is reported as the percentage of assets that have outperformed benchmarks on a since-inception internal rate of return basis. Benchmarks utilized include a combination of public market equivalents, peer medians, and absolute returns where benchmarks are not available. For purposes of investment performance comparisons, the latest vintage comparison includes the most recent vehicles and strategies (traditional long-duration investment funds, customized vehicles, and other evergreen vehicles and product structures) where meaningful performance is available and calculable. In order to illustrate the performance of our private markets product category over a longer period of history, the last three vintages comparison incorporates the latest vintage vehicles and the prior two vintages for traditional long-duration investment funds, as well as additional vehicles and strategies launched during the equivalent time period as the last three vintages of traditional long duration investment funds. Due to the nature of these investments and vehicles, reported performance is typically on a three- to six-month lag basis.
Aggregate Fees
Aggregate fees consist of asset- and performance-based fees of our consolidated and equity method Affiliates. Asset-based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management, generally inclusive of uncalled commitments. Asset-based fees are generally impacted by the level of average assets under management and the composition of these assets across our strategies with different asset-based fee ratios. Our asset-based fee ratio is calculated as asset-based fees divided by average assets under management.
In some cases, if product returns exceed certain performance thresholds, we will participate in performance-based fees. Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance-based fees are generally billed less frequently than asset-based fees, and although performance-based fees inherently depend on investment performance and will vary from period to period, we anticipate performance-based fees will be a recurring component of our aggregate fees; however, we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominantly earned by our Affiliates accounted for under the equity method. As of December 31, 2022, approximately 27% of our total assets under management could potentially earn performance-based fees. These percentages were approximately 12% and 48% of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.
Aggregate fees were $5,560.5 million in 2022, a decrease of $50.9 million or 1% as compared to 2021. The decrease in our aggregate fees was due to a $171.6 million or 3% decrease from asset-based fees, offset by a $120.7 million or 2% increase from performance-based fees primarily in our liquid alternative and private markets strategies. The decrease in asset-based fees was due to a decrease in average assets under management, primarily in our global equity strategies driven by equity markets, offset by new Affiliate investments in the fourth quarter of 2021 and changes in the composition of our assets under management.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2020	2021	% Change	2022	% Change
Net income (controlling interest)	$202.2	$565.7	N.M.(1)	$1,145.9	N.M.(1)
Adjusted EBITDA (controlling interest)(2)	798.8	1,058.6	33%	1,060.3	0%
Economic net income (controlling interest)(2)	624.4	779.8	25%	802.1	3%
__________________________
(1)Percentage change is not meaningful.
(2)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. Adjusted EBITDA (controlling interest) increased $1.7 million in 2022, primarily due to the impact of new Affiliate investments in the fourth quarter of 2021 and the recognition of performance-based fees earned by Affiliates in which we hold more of an economic interest, partially offset by the impact of the decline in markets.
Net income (controlling interest) increased $580.2 million in 2022. This increase was primarily due to a $641.9 million gain from the BPEA Transaction, partially offset by a $117.8 million increase in Income tax expense attributable to the controlling interest, primarily due to the BPEA Transaction.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to our acquisition of interests in Affiliates and improves comparability of performance between periods. Economic net income (controlling interest) increased $22.3 million or 3% in 2022 primarily due to a $29.3 million decrease in current and other deferred taxes primarily attributable to the controlling interest excluding the impact of the BPEA Transaction and a $1.7 million increase in Adjusted EBITDA (controlling interest), partially offset by a $3.0 million increase in Interest expense attributable to the controlling interest.
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
Consolidated Revenue
Our Consolidated revenue is derived from our consolidated Affiliates, primarily from asset-based fees from investment management services. For these Affiliates, we typically use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. Consolidated revenue is generally determined by the level of our consolidated Affiliate average assets under management and the composition of these assets across our strategies with different asset-based fee ratios and performance-based fees.
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2020	2021	% Change	2022	% Change
Consolidated Affiliate average assets under management (in billions)	$362.6	$445.8	23%	$422.2	(5)%
Consolidated revenue	$2,027.5	$2,412.4	19%	$2,329.6	(3)%
Our Consolidated revenue decreased $82.8 million or 3% in 2022, primarily due to a $149.1 million or 6% decrease from asset-based fees, partially offset by a $66.3 million or 3% increase from performance-based fees primarily in our private markets strategies. The decrease in asset-based fees was due to a decrease in consolidated Affiliate average assets under management in our global equity strategies driven by equity markets, partially offset by increases in our U.S. equity strategies, driven by new Affiliate investments in the fourth quarter of 2021.
Consolidated Expenses
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates.
The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2020	2021	% Change	2022	% Change
Compensation and related expenses	$883.7	$1,047.1	18%	$1,071.5	2%
Selling, general and administrative	321.4	347.1	8%	385.5	11%
Intangible amortization and impairments	140.5	35.7	(75)%	51.6	45%
Interest expense	92.3	111.4	21%	114.4	3%
Depreciation and other amortization	19.1	16.6	(13)%	15.8	(5)%
Other expenses (net)	52.8	73.5	39%	34.7	(53)%
Total consolidated expenses	$1,509.8	$1,631.4	8%	$1,673.5	3%
Compensation and related expenses increased $24.4 million or 2% in 2022, primarily due to a $131.6 million increase in compensation as a result of new Affiliate investments in the fourth quarter of 2021. This increase was partially offset by a $94.4 million decrease in compensation correlated to the decrease in Consolidated revenue and an $11.9 million decrease in Affiliate equity compensation expense.
Selling, general and administrative expenses increased $38.4 million or 11% in 2022, primarily due to a $36.0 million increase in distribution- and investment-related expenses principally as a result of new Affiliate investments in the fourth quarter of 2021 and a $10.0 million increase in travel-related expenses. These increases were partially offset by a $14.7 million decrease in sub-advisory expenses related to the changes to our distribution platform.
Intangible amortization and impairments increased $15.9 million or 45% in 2022, primarily due to an $18.3 million increase in amortization expense due to new Affiliate investments in the fourth quarter of 2021.
Interest expense increased $3.0 million or 3% in 2022, primarily due to a $4.7 million increase due to higher interest rates on our senior unsecured term loan facility (the “term loan”) and a $4.5 million increase from our debt securities issued in 2021. These increases were partially offset by a $5.5 million decrease from our junior convertible debt securities due to lower principal balance resulting from repurchases and lower accretion expense after the adoption of ASU 2020-06 in the first quarter of 2022.
There were no significant changes in Depreciation and other amortization in 2022.
Other expenses (net) decreased $38.8 million or 53% in 2022, primarily due to a $39.7 million decrease in expenses related to changes in the values of contingent payment obligations and Affiliate equity purchase obligations.
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
Our equity method revenue is derived primarily from asset- and performance-based fees from investment management services. Equity method revenue incorporates the total asset- and performance-based fees earned by all of our Affiliates accounted for under the equity method and is generally determined by the level of our equity method Affiliate average assets under management and the composition of these assets across our strategies with different asset-based fee ratios and performance-based fees. Our Affiliates accounted for under the equity method manage a greater proportion of assets subject to performance-based fees than our consolidated Affiliates and, as a result, equity method revenue will generally have more performance-based fees than Consolidated revenue.
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings, equity method intangible amortization, and equity method intangible impairments, which in aggregate form Equity method income (loss) (net):

	For the Years Ended December 31,
(in millions, except as noted)	2020	2021	% Change	2022	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$301.8	$315.9	5%	$287.2	(9)%
Equity method revenue	$2,598.9	$3,199.0	23%	$3,230.9	1%

Financial Performance Measures
Equity method earnings	$288.6	$417.5	45%	$497.2	19%
Equity method intangible amortization	(147.0)	(123.0)	(16)%	(109.1)	(11)%
Equity method intangible impairments	(185.0)	(52.0)	(72)%	(50.0)	(4)%
Equity method income (loss) (net)	$(43.4)	$242.5	N.M.(1)	$338.1	39%
__________________________
(1)Percentage change is not meaningful.
Our equity method revenue increased $31.9 million or 1% in 2022, due to a $54.4 million or 2% increase from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $22.5 million or 1% decrease from asset-based fees. The decrease in asset-based fees was due to a decrease in equity method Affiliate average assets under management, primarily in our global equity strategies driven by equity markets, offset by changes in the composition of our assets under management.
Equity method earnings increased $79.7 million or 19% in 2022, while equity method revenue increased $31.9 million or 1%. Equity method earnings increased more than equity method revenue on a percentage basis primarily due to the recognition of performance-based fees earned by Affiliates in which we hold more of an economic interest and the impact of our additional investment in Systematica.
Equity method intangible amortization decreased $13.9 million or 11% in 2022, primarily due to a $43.2 million decrease in amortization expense related to certain definite-lived assets being fully amortized. This decrease was partially offset by a $19.4 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships and a $10.7 million increase in amortization expense due to investments in new and existing Affiliates.
Equity method intangible impairments decreased $2.0 million or 4% in 2022. See Note 10 of our Consolidated Financial Statements.
BPEA Transaction Gain
For the year ended December 31, 2022, we recorded a $641.9 million gain on the BPEA Transaction. See Note 10 of our Consolidated Financial Statements.
Investment and Other Income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2020	2021	% Change	2022	% Change
Investment and other income	$34.1	$117.6	N.M.(1)	$110.3	(6)%
__________________________
(1)Percentage change is not meaningful.
Investment and other income decreased $7.3 million or 6% in 2022, primarily due to a $106.3 million decrease in net realized and unrealized gains on Other investments, offset by an $82.8 million increase in realized and unrealized gains on Investments in marketable securities.
Income Tax Expense

The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2020	2021	% Change	2022	% Change
Income tax expense	$81.4	$251.0	N.M.(1)	$358.3	43%
__________________________
(1)Percentage change is not meaningful.
Income tax expense increased $107.3 million or 43% in 2022, primarily due to a $117.8 million increase in taxes attributable to the controlling interest, offset by a $10.5 million decrease in taxes attributable to the non-controlling interest. The increase in taxes attributable to the controlling interest was primarily due to a $167.6 million tax expense related to the BPEA Transaction, partially offset by a $19.1 million deferred tax expense resulting from an increase in the UK tax rate enacted in the second quarter of 2021 that did not reoccur and an $11.8 million increase in tax benefits from foreign operations. The decrease in taxes attributable to the non-controlling interest was primarily due to a $6.0 million deferred tax expense resulting from the aforementioned UK tax rate change in 2021.
Net Income
The following table presents Net income, Net income (controlling interest) and Net income (non-controlling interest):

	For the Years Ended December 31,
(in millions)	2020	2021	% Change	2022	% Change
Net income	$427.0	$890.1	N.M.(1)	$1,388.1	56%
Net income (non-controlling interests)	224.8	324.4	44%	242.2	(25)%
Net income (controlling interest)	202.2	565.7	N.M.(1)	1,145.9	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Net income (controlling interest) increased $580.2 million in 2022, primarily due to the gain from the BPEA Transaction, partially offset by an increase in Income tax expense attributable to the controlling interest, primarily due to the BPEA Transaction.
Supplemental Financial Performance Measures
Adjusted EBITDA (controlling interest)
As supplemental information, we provide a non-GAAP measure that we refer to as Adjusted EBITDA (controlling interest). Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest expense, income taxes, depreciation, amortization, impairments, gains and losses related to the BPEA Transaction, certain Affiliate equity expenses, certain gains and losses, including on general partner and seed capital investments, certain non-income based taxes, and adjustments to our contingent payment obligations. We believe that many investors use this measure when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2020	2021	2022
Net income (controlling interest)	$202.2	$565.7	$1,145.9
Interest expense	92.3	111.4	114.4
Income taxes	69.5	229.6	347.4
Intangible amortization and impairments(1)	427.7	199.9	195.0
BPEA Transaction(2)	—	—	(743.6)
Other items(3)	7.1	(48.0)	1.2
Adjusted EBITDA (controlling interest)	$798.8	$1,058.6	$1,060.3
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

	For the Years Ended December 31,
(in millions)	2020	2021	2022
Consolidated intangible amortization and impairments	$140.5	$35.7	$51.6
Consolidated intangible amortization and impairments (non-controlling interests)	(44.8)	(10.8)	(15.7)
Equity method intangible amortization and impairments	332.0	175.0	159.1
Total	$427.7	$199.9	$195.0
(2)Includes BPEA Transaction gain of $641.9 million and realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively.
(3)Other items include depreciation, adjustments to contingent payment obligations, certain Affiliate equity expenses, certain gains and losses, including on general partner and seed capital investments, and certain non-income based taxes.
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
We adjust Net income (controlling interest) to calculate Economic net income (controlling interest) by adding back our share of pre-tax intangible amortization and impairments attributable to intangible assets (including the portion attributable to equity method investments in Affiliates) because these expenses do not correspond to the changes in the value of these assets, which do not diminish predictably over time. We also add back the deferred taxes attributable to intangible assets because we believe it is unlikely these accruals will be used to settle material tax obligations. Further, we add back gains and losses related to the BPEA Transaction, net of tax and other economic items to improve comparability of performance between periods.
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Years Ended December 31,
(in millions, except per share data)	2020	2021	2022
Net income (controlling interest)	$202.2	$565.7	$1,145.9
Intangible amortization and impairments(1)	427.7	199.9	195.0
Intangible-related deferred taxes(2)	(9.9)	52.5	45.5
BPEA Transaction(3)	—	—	(576.0)
Other economic items(4)	4.4	(38.3)	(8.3)
Economic net income (controlling interest)	$624.4	$779.8	$802.1
Average shares outstanding (diluted)	46.7	44.8	49.0
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	—	(7.4)
Assumed issuance of junior convertible securities shares	—	(2.1)	(1.8)
Average shares outstanding (adjusted diluted)	46.7	42.7	39.8
Economic earnings per share	$13.36	$18.28	$20.14
__________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)For the year ended December 31, 2022, intangible-related deferred taxes have been adjusted to eliminate a $13.5 million benefit related to the BPEA Transaction.
(3)Includes BPEA Transaction gain of $641.9 million and realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively, net of $167.6 million of income tax expense.
(4)Other economic items include certain gains and losses, principally related to the accounting for contingent payment obligations as well as general partner and seed capital investments, tax windfalls and shortfalls from share-based compensation, certain Affiliate equity expenses, and non-cash imputed interest. For the years ended December 31, 2020, 2021, and 2022, other economic items were net of income tax expense (benefit) of $2.6 million, $21.8 million, and $(6.4) million, respectively.
Liquidity and Capital Resources
We generate long-term value by investing in new Affiliate partnerships, existing Affiliates, and strategic value-add capabilities through which we can leverage our scale and resources to benefit our Affiliates and enhance their long-term growth prospects. Given our annual cash generation from operations, in addition to investing for growth in our business, we are also able to return excess capital to shareholders primarily through share repurchases. We continue to manage our capital structure consistent with an investment grade company and are currently rated A3 by Moody’s Investors Service and BBB+ by S&P Global Ratings.
Cash and cash equivalents were $429.2 million as of December 31, 2022 and were attributable to both our controlling and the non-controlling interests. Our principal uses of cash in 2022 were for investments in new and existing Affiliates, purchases of marketable securities, and the return of excess capital through share repurchases. In 2022, we met our cash requirements primarily through cash generated by operating activities and proceeds from the BPEA Transaction. Between January 1, 2023 and February 15, 2023, we have sold $196.0 million of EQT ordinary shares.
We expect investments in new Affiliates, investments in existing Affiliates primarily through purchases of Affiliate equity interests and general partner and seed capital investments, the return of capital through share repurchases and the payment of cash dividends on our common stock, repayment of debt, distributions to Affiliate equity holders, and general working capital to be the primary uses of cash on a consolidated basis for the foreseeable future. We anticipate that our current cash balance, cash flows from operations, proceeds from sales of our marketable securities, and borrowings under our senior unsecured multicurrency revolving credit facility (the “revolver”) will be sufficient to support our uses of cash for the foreseeable future.

In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.
The following table presents operating, investing, and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2020	2021	2022
Operating cash flow	$1,009.3	$1,259.2	$1,054.7
Investing cash flow	(53.7)	(583.7)	(109.9)
Financing cash flow	(455.4)	(798.3)	(1,402.9)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the year ended December 31, 2022, Cash flows from operating activities were $1,054.7 million, primarily from Net income of $1,388.1 million adjusted for non-cash items of $852.5 million, $393.5 million of distributions of earnings received from equity method investments, and timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $138.5 million. These items were partially offset by net purchases of securities by consolidated sponsored investment products of $12.9 million. In 2022, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the year ended December 31, 2022, Cash flows used in investing activities were $109.9 million, primarily due to $312.0 million of purchases of investment securities, principally U.S. Treasury Notes, $291.1 million of investments in Affiliates, and $11.4 million purchases of fixed assets. Cash flows used in investing activities were partially offset by $280.2 million sales of investment securities principally from the sale of EQT ordinary shares, and $223.6 million of cash proceeds from the BPEA Transaction. In 2022, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the year ended December 31, 2022, Cash flows used in financing activities were $1,402.9 million, primarily due to the return of $718.0 million of capital to shareholders, principally through share repurchases of our common stock, $341.9 million of distributions to non-controlling interests, $201.0 million of settlement of deferred payment obligations (net of $49.8 million contributed from a co-investor), $60.8 million of repurchases of our junior convertible securities, $50.5 million of other financing items, and $46.3 million of Affiliate equity purchases, net of issuances. Cash flows used in financing activities were partially offset by $13.0 million of subscriptions to consolidated funds, net of redemptions.
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
As of December 31, 2022, the current redemption value of Affiliate equity interests was $489.9 million, of which $465.4 million was presented as Redeemable non-controlling interests (including $20.1 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $24.5 million was presented as Other liabilities. Although the timing and amounts of these purchases are difficult to predict, we paid $61.5 million for Affiliate equity purchases and received $15.2 million for Affiliate equity issuances during 2022, and we expect net purchases of approximately $125 million of Affiliate equity in 2023. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 17 and 18 of our Consolidated Financial Statements.
Share Repurchases

Our Board of Directors authorized share repurchase programs in October 2022, January 2022, and January 2021, to repurchase up to 3.0 million, 2.0 million, and 5.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. For the year ended December 31, 2022, we repurchased 4.5 million shares of our common stock at an average price per share of $144.45. As of December 31, 2022, we had repurchased all of the shares of the January 2021 authorized amount, and there were a total of 3.9 million shares available for repurchase under our October 2022 and January 2022 share repurchase programs.
In December 2022, we entered into an accelerated share repurchase agreement to repurchase shares of our common stock in exchange for an upfront payment of $225.0 million. We received an initial share delivery of 1.1 million shares in December 2022, which represents 80% of the upfront payment based on the closing price of our common stock on the agreement date. The total number of shares to be repurchased will be based on volume-weighted average prices of our common stock during the term of the agreement less a discount and subject to adjustments pursuant to the terms and conditions of such agreement. The final settlement of this transaction is expected to be completed in the second or third quarter of 2023.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 6 of our Consolidated Financial Statements.

	December 31,
(in millions)	2020	2021	2022
Senior bank debt	$350.0	$350.0	$350.0
Senior notes	1,097.3	1,098.0	1,098.7
Junior subordinated notes	565.7	765.8	765.9
Junior convertible securities	318.4	299.5	341.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs. Effective January 1, 2022, we adjusted the carrying value of our junior convertible securities (see Note 1 of our Consolidated Financial Statements).
Senior Bank Debt
We have a $1.25 billion revolver and a $350.0 million term loan. On November 18, 2022, we (i) amended the revolver, extending the maturity date of the revolver by one year to October 25, 2027, and (ii) further amended the revolver and amended the term loan, replacing the London Interbank Offered Rate (“LIBOR”) with a term Secured Overnight Financing Rate (“SOFR”)-based rate as an applicable benchmark for each facility. The term loan matures on October 23, 2026. Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.
Under the terms of the credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and certain Affiliate equity expenses are added back to Adjusted EBITDA. As of December 31, 2022, our bank leverage and bank interest coverage ratios were 1.2x and 10.3x, respectively, and we were in compliance with all of the terms of our credit facilities.
As of December 31, 2022, we had no outstanding borrowings under the revolver and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
As of December 31, 2022, we had senior notes outstanding, the respective principal terms of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Junior Subordinated Notes
As of December 31, 2022, we had junior subordinated notes outstanding, the respective principal terms of which are presented below:

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
Junior Convertible Securities
As of December 31, 2022, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) maturing in 2037. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense. We estimate that these deductions will generate annual deferred tax liabilities of approximately $8 million. During the years ended December 31, 2021 and 2022, we repurchased a portion of our junior convertible securities for a purchase price of $33.0 million and $60.9 million, respectively, and as a result of these repurchases, we also reduced our Deferred income tax liability (net) by $7.0 million and $11.4 million, respectively.
Equity Distribution Program
In the second quarter of 2022, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced our prior equity distribution program. As of December 31, 2022, no sales had occurred under the equity distribution program.
Derivatives
See Note 7 of our Consolidated Financial Statements.

Commitments
See Note 8 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 4 and 8 of our Consolidated Financial Statements.
Leases
As of December 31, 2022, our lease obligations were $40.4 million through 2023, $73.3 million from 2024 through 2025, $44.9 million from 2026 through 2027, and $85.9 million thereafter. The portion of these lease obligations attributable to the controlling interest were $11.0 million through 2023, $20.1 million from 2024 through 2025, $6.4 million from 2026 through 2027, and $9.8 million thereafter. See Note 11 of our Consolidated Financial Statements.
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
We make judgments to determine the fair value of certain assets, liabilities, and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment obligations, when we issue or purchase Affiliate equity interests and when we test our goodwill, indefinite- and definite-lived acquired client relationships, or equity method investments for impairment.
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
We completed our annual goodwill impairment assessment as of September 30, 2022 and no impairment was indicated. Based on our assessment, the fair value of our reporting unit was substantially greater than its respective carrying amount, including goodwill.

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
For the year ended December 31, 2022, we completed our annual assessment of our other indefinite-lived acquired client relationships and only a significant decline in the fair values of these assets would result in an impairment.
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
For the year ended December 31, 2022, we completed our annual assessment and noted that projected undiscounted cash flows over the remaining life of each of these assets exceed their carrying value and, accordingly, no impairments were identified.
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
When we test our equity method investments for impairment, we make assumptions about growth rates of projected assets under management, client attrition, asset- and performance-based fees, and expenses. In these analyses, we also make judgments about tax benefits, tax rates, and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions, comparable company valuations, and, in certain instances, by consulting with third-party valuation firms. Changes in these assumptions could significantly impact the respective fair value of an Affiliate.
For the year ended December 31, 2022, we recorded a $50.0 million expense to reduce the carrying value of an Affiliate to fair value. See Note 10 of our Consolidated Financial Statements.
For the year ended December 31, 2022, we completed our annual assessment of our other investments in Affiliates accounted for under the equity method and no other impairments were identified.
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
See Notes 16, 17, and 18 of our Consolidated Financial Statements.
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
As of December 31, 2022, we estimate a proportional 1% change in the value of our assets under management would have resulted in a $16.9 million annualized change in asset-based fees in Consolidated revenue for our consolidated Affiliates and a $13.5 million annualized change in asset-based fees in equity method revenue for our Affiliates accounted for under the equity method. This proportional increase or decrease excludes assets under management on which asset-based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes, and junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a $112.8 million net change in the fair value of our fixed rate securities as of December 31, 2022. We pay a variable rate of interest on our credit facilities at specified rates, based either on an applicable term-SOFR plus a SOFR adjustment of 0.10% or prime rate, plus a marginal rate determined based on our credit rating. As of December 31, 2022, the interest rate for our outstanding borrowings under the term loan was term-SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of 0.85%. We estimate that a 1% change in interest rates would have changed our annual interest expense on the outstanding balances under our credit facilities by $3.5 million, as of December 31, 2022.
Foreign Currency Risk
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
To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling and Canadian dollar to U.S. dollar exchange rates would have resulted in a $9.2 million and $2.0 million change to stockholders’ equity, respectively, based on the December 31, 2022 carrying value of Affiliates whose functional currency is the pound sterling or the Canadian dollar, and of our and our Affiliates’ pound sterling-denominated derivative financial instruments.  For the year ended December 31, 2022, we estimate a 1% change in the pound sterling and the Canadian dollar to U.S. dollar exchange rates would have resulted in $1.1 million and $0.0 million in annual changes to Income before income taxes (controlling interest), respectively.
We are exposed to fluctuations in the Swedish krona as it relates to our EQT ordinary shares. As of December 31, 2022, we estimate a 1% change in the Swedish krona to U.S dollar exchange rate would result in a $4.3 million change to Income before income taxes (controlling interest).
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

Item 8.Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
Management of Affiliated Managers Group, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting processes are designed by, or under the supervision of, the Company’s chief executive and chief financial officers and applied by the Company’s Board of Directors, management, and other senior employees to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S.
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
As of December 31, 2022, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022 was effective.
The Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its affiliates (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Impairment Measurement for Equity Method Investment in Affiliate

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s equity method investments in affiliates balance was $2,139.5 million as of December 31, 2022. Management periodically evaluates its equity method investments in affiliates for impairment by performing assessments to determine if fair value may have declined below related carrying value for a period that they consider to be other-than-temporary. For the year ended December 31, 2022, management concluded that due to a decline in assets under management and a reduction in projected margin that there was a $50.0 million impairment to reduce the carrying value of an affiliate to fair value. The fair value of the investment was determined using probability-weighted discounted cash flow analyses that require assumptions such as growth rates of assets under management and discount rates.
The principal considerations for our determination that performing procedures relating to the impairment measurement for the equity method investment in affiliate is a critical audit matter are (i) the significant judgment by management to evaluate the significant assumptions used in the discounted cash flow analyses to determine the fair value of the investment, which was used to determine the amount that fair value had declined below its related carrying value for a period considered to be other-than-temporary, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the growth rates of assets under management and discount rates used in the impairment measurement, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment measurement for the equity method investment in affiliate, including controls over the discounted cash flow analyses and significant assumptions used to determine the fair value of the equity method investment in affiliate. These procedures also included, among others, testing management’s process for determining the fair value of its equity method investment in affiliate, including evaluating the appropriateness of the discounted cash flow analyses, testing the completeness and accuracy of the underlying data used in the discounted cash flow analyses, and evaluating the reasonableness of the significant assumptions used by management in developing the fair value measurement related to the growth rates of assets under management and discount rates. The reasonableness of the growth rates of assets under management was evaluated by considering (i) the consistency with external market and industry data, (ii) the consistency with past performance of the affiliate, and (iii) whether the growth rates were consistent with evidence obtained in other areas of the audit. The reasonableness of the discount rate assumption was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rates used to determine whether the fair value of the equity method investment had declined below its carrying value for a period considered to be other-than-temporary.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 17, 2023

We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2020	2021	2022
Consolidated revenue	$2,027.5	$2,412.4	$2,329.6

Consolidated expenses:
Compensation and related expenses	883.7	1,047.1	1,071.5
Selling, general and administrative	321.4	347.1	385.5
Intangible amortization and impairments	140.5	35.7	51.6
Interest expense	92.3	111.4	114.4
Depreciation and other amortization	19.1	16.6	15.8
Other expenses (net)	52.8	73.5	34.7
Total consolidated expenses	1,509.8	1,631.4	1,673.5

Equity method income (loss) (net)	(43.4)	242.5	338.1
BPEA Transaction gain (Note 10)	—	—	641.9
Investment and other income	34.1	117.6	110.3
Income before income taxes	508.4	1,141.1	1,746.4

Income tax expense	81.4	251.0	358.3
Net income	427.0	890.1	1,388.1

Net income (non-controlling interests)	(224.8)	(324.4)	(242.2)
Net income (controlling interest)	$202.2	$565.7	$1,145.9

Average shares outstanding (basic)	46.5	41.5	38.5
Average shares outstanding (diluted)	46.7	44.8	49.0

Earnings per share (basic)	$4.34	$13.65	$29.77
Earnings per share (diluted)	$4.33	$13.05	$25.35
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2020	2021	2022
Net income	$427.0	$890.1	$1,388.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	15.2	6.8	(141.3)
Change in net realized and unrealized gain (loss) on derivative financial instruments	(1.5)	0.4	(0.5)
Change in net unrealized loss on available-for-sale debt securities	—	—	(1.0)
Other comprehensive income (loss), net of tax	13.7	7.2	(142.8)
Comprehensive income	440.7	897.3	1,245.3
Comprehensive income (non-controlling interests)	(228.0)	(321.2)	(214.9)
Comprehensive income (controlling interest)	$212.7	$576.1	$1,030.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2021	2022
Assets
Cash and cash equivalents	$908.5	$429.2
Receivables	419.2	316.0
Investments in marketable securities	78.5	716.9
Goodwill	2,689.2	2,648.7
Acquired client relationships (net)	1,966.4	1,876.0
Equity method investments in Affiliates (net)	2,134.4	2,139.5
Fixed assets (net)	73.9	68.5
Other investments	375.2	421.6
Other assets	231.1	264.6
Total assets	$8,876.4	$8,881.0
Liabilities and Equity
Payable and accrued liabilities	$789.1	$778.3
Debt	2,490.4	2,535.3
Deferred income tax liability (net)	503.2	464.7
Other liabilities	709.2	461.7
Total liabilities	4,491.9	4,240.0
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	673.9	465.4
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued in 2021 and 2022)	0.6	0.6
Additional paid-in capital	651.6	695.5
Accumulated other comprehensive loss	(87.9)	(203.4)
Retained earnings	4,569.5	5,718.2
	5,133.8	6,210.9
Less: Treasury stock, at cost (18.3 shares in 2021 and 22.7 shares in 2022)	(2,347.4)	(2,980.6)
Total stockholders' equity	2,786.4	3,230.3
Non-controlling interests	924.2	945.3
Total equity	3,710.6	4,175.6
Total liabilities and equity	$8,876.4	$8,881.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2019	$0.6	$707.2	$(108.8)	$3,819.8	$(1,481.3)	$561.6	$3,499.1
Net income	—	—	—	202.2	—	224.8	427.0
Other comprehensive income, net of tax	—	—	10.5	—	—	3.2	13.7
Share-based compensation	—	67.4	—	—	—	—	67.4
Common stock issued under share-based incentive plans	—	(40.9)	—	—	34.4	—	(6.5)
Share repurchases	—	(19.9)	—	—	(410.1)	—	(430.0)
Dividends ($0.35 per share)	—	—	—	(16.5)	—	—	(16.5)
Affiliate equity activity:
Affiliate equity compensation	—	20.9	—	—	—	30.9	51.8
Issuances	—	(5.1)	—	—	—	25.2	20.1
Purchases	—	58.7	—	—	—	(14.5)	44.2
Changes in redemption value of Redeemable non-controlling interests	—	(59.4)	—	—	—	—	(59.4)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	7.8	7.8
Capital contributions and other	—	—	—	—	—	4.9	4.9
Distributions to non-controlling interests	—	—	—	—	—	(306.3)	(306.3)
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
Net income	—	—	—	565.7	—	324.4	890.1
Other comprehensive income (loss), net of tax	—	—	10.4	—	—	(3.2)	7.2
Share-based compensation	—	63.4	—	—	—	—	63.4
Common stock issued under share-based incentive plans	—	(53.5)	—	—	36.8	—	(16.7)
Repurchases of junior convertible securities	—	(7.1)	—	—	—	—	(7.1)
Share repurchases	—	17.3	—	—	(527.2)	—	(509.9)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	—	(1.7)
Investments in Affiliates	—	—	—	—	—	247.0	247.0
Affiliate equity activity:
Affiliate equity compensation	—	17.0	—	—	—	45.9	62.9
Issuances	—	(16.7)	—	—	—	120.6	103.9
Purchases	—	23.9	—	—	—	(21.1)	2.8
Changes in redemption value of Redeemable non-controlling interests	—	(121.6)	—	—	—	—	(121.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(3.9)	(3.9)
Capital contributions and other	—	—	—	—	—	11.2	11.2
Distributions to non-controlling interests	—	—	—	—	—	(334.3)	(334.3)
December 31, 2021	$0.6	$651.6	$(87.9)	$4,569.5	$(2,347.4)	$924.2	$3,710.6
Impact of adoption of new accounting standards (ASU 2020-06)	—	(80.6)	—	4.5	—	—	(76.1)

Net income	—	—	—	1,145.9	—	242.2	1,388.1
Other comprehensive loss, net of tax	—	—	(115.5)	—	—	(27.3)	(142.8)
Share-based compensation	—	62.4	—	—	—	—	62.4
Common stock issued under share-based incentive plans	—	(38.6)	—	—	21.5	—	(17.1)
Share repurchases	—	(45.0)	—	—	(654.7)	—	(699.7)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	—	(1.7)
Affiliate equity activity:
Affiliate equity compensation	—	9.5	—	—	—	46.4	55.9
Issuances	—	(12.2)	—	—	—	31.4	19.2
Purchases	—	2.6	—	—	—	(14.6)	(12.0)
Changes in redemption value of Redeemable non-controlling interests	—	145.8	—	—	—	—	145.8
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Capital contributions and other	—	—	—	—	—	86.7	86.7
Distributions to non-controlling interests	—	—	—	—	—	(341.9)	(341.9)
December 31, 2022	$0.6	$695.5	$(203.4)	$5,718.2	$(2,980.6)	$945.3	$4,175.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2020	2021	2022
Cash flow from (used in) operating activities:
Net income	$427.0	$890.1	$1,388.1
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	140.5	35.7	51.6
Depreciation and other amortization	19.1	16.6	15.8
Deferred income tax expense	26.8	91.2	32.0
Equity method loss (income) (net)	43.4	(242.5)	(338.1)
BPEA Transaction gain	—	—	(641.9)
Distributions of earnings received from equity method investments	236.8	337.5	393.5
Share-based compensation and Affiliate equity expense	119.2	126.7	113.8
Net realized and unrealized gains on investment securities	(19.5)	(108.7)	(103.5)
Other non-cash items	16.5	44.2	17.8
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(110.1)	(109.6)	(46.7)
Sales of securities by consolidated Affiliate sponsored investment products	99.6	58.0	33.8
Decrease in receivables	1.1	31.7	87.0
Decrease in other assets	73.1	23.8	41.6
(Decrease) increase in payables, accrued liabilities, and other liabilities	(64.2)	64.5	9.9
Cash flow from operating activities	1,009.3	1,259.2	1,054.7
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(44.5)	(562.6)	(291.1)
Proceeds from the BPEA Transaction and return of capital from equity method investments	—	4.4	224.4
Purchase of fixed assets	(8.5)	(8.4)	(11.4)
Purchase of investment securities	(47.7)	(73.5)	(312.0)
Sale of investment securities	47.0	56.4	280.2
Cash flow used in investing activities	(53.7)	(583.7)	(109.9)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes, and junior subordinated notes	874.8	200.0	—
Repayments of senior bank debt and junior convertible securities	(350.0)	(33.0)	(60.8)
Repurchase of common stock (net)	(335.1)	(595.3)	(713.8)
Dividends paid on common stock	(16.8)	(1.7)	(1.6)
Distributions to non-controlling interests	(306.3)	(334.3)	(341.9)
Affiliate equity purchases	(315.1)	(150.5)	(61.5)
Affiliate equity issuances	20.2	117.7	15.2
Subscriptions to consolidated Affiliate sponsored investment products, net of redemptions	12.9	40.9	13.0
Settlement of deferred payments, net	(15.0)	(21.7)	(201.0)
Other financing items	(25.0)	(20.4)	(50.5)
Cash flow used in financing activities	(455.4)	(798.3)	(1,402.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.1	(0.8)	(22.6)
Net increase (decrease) in cash and cash equivalents	502.3	(123.6)	(480.7)
Cash and cash equivalents at beginning of period	539.6	1,039.7	908.5
Effect of (deconsolidation) consolidation of Affiliates and Affiliate sponsored investment products	(2.2)	(7.6)	1.4
Cash and cash equivalents at end of period	$1,039.7	$908.5	$429.2
Supplemental disclosure of cash flow information:
Interest paid	$88.3	$103.0	$109.4
Income taxes paid (refunds received), net	(12.4)	87.1	120.2
Lease liabilities paid	39.1	38.8	41.8
Supplemental disclosure of non-cash investing and financing activities:
Payables recorded for investments in Affiliates and contingent payment obligations	109.2	287.8	31.2
Stock issued upon vesting of restricted stock units and exercise of stock options	35.6	82.6	41.2
Right-of-use assets obtained in exchange for new operating leases	24.4	26.3	69.4
Stock received for tax withholdings on share-based payments	6.7	19.9	19.4
Payables recorded for share repurchases	105.6	16.7	—
Payables recorded for Affiliate equity purchases	22.0	11.0	27.2
EQT ordinary shares received from BPEA Transaction	—	—	515.2
Other investments from BPEA Transaction	—	—	51.7

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Summary of Significant Accounting Policies
(a)Organization and Nature of Operations
Affiliated Managers Group, Inc. (“AMG” or the “Company”) is a leading partner to independent investment management firms globally. AMG’s strategy is to generate long-term value by investing in a diverse array of high-quality partner-owned investment firms, referred to as “Affiliates.” The Company’s Affiliates provide a comprehensive and diverse range of differentiated investment strategies designed to assist institutional and wealth clients worldwide in achieving their investment objectives. The Company operates in one segment, global investment management.
Each of the Company’s Affiliates operates through distinct legal entities, which affords the Company the flexibility to design a separate operating agreement for each Affiliate. Each operating agreement reflects the specific terms of the Company’s economic participation in the Affiliate, which, in each case, uses a “structured partnership interest.”
For a majority of Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue without regard to expenses. In this type of structured partnership interest, the Affiliate allocates a specified percentage of its revenue to the Company and Affiliate management, while using the remainder of its revenue for operating expenses and for additional distributions to Affiliate management. The Company and Affiliate management, therefore, participate in any increase or decrease in revenue and only Affiliate management participates in any increase or decrease in expenses. Under these structured partnership interests, the Company’s contractual share of revenue generally has priority over distributions to Affiliate management. For other Affiliates, the Company uses structured partnership interests in which the Company contractually shares in the Affiliate’s revenue less agreed-upon expenses. This type of partnership interest allows the Company to benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also exposes the Company to any decrease in revenue or any increase in such agreed-upon expenses. The degree of the Company’s exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate, and includes several Affiliates in which the Company fully shares in the expenses of the business.
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
(f)Investments in Marketable Securities
Equity securities
Realized and unrealized gains or losses on investments in equity securities are reported within Investment and other income. Realized gains and losses are recorded on the trade date on a specific identified basis, except for consolidated Affiliate sponsored investment products which use an average cost basis.
Debt securities
Investments in debt securities are classified as either trading, available-for-sale, or held-to-maturity based on the Company’s intent and ability to hold the security to maturity. Securities classified as trading are measured at fair value with unrealized gains and losses reported within Investment and other income. Securities classified as available-for-sale are measured at fair value with unrealized gains and losses reported in Accumulated other comprehensive loss as a separate component of stockholders’ equity on the Consolidated Balance Sheets. Securities classified as held-to-maturity are measured at amortized cost. Realized gains and losses on debt securities are reported within Investment and other income.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(i)Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from two years to seven years and three years to ten years, respectively. Computer software developed or obtained for internal use is amortized over the estimated useful life of the software, generally two years to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Buildings are amortized over their expected useful lives, generally not to exceed 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land and artwork are not depreciated; artwork is included in Other assets on the Consolidated Balance Sheets.
(j)Leases
Leases are classified as either operating leases or finance leases. The Company and its Affiliates currently lease office space and equipment primarily under operating lease arrangements.  As these leases expire, it is expected that, in the normal course of business, they will be renewed or replaced.  Whether a lease is classified as an operating lease or a finance lease, the Company and its Affiliates must record a right-of-use asset and a lease liability at the commencement date of the lease, other than for leases with an initial term of 12 months or less. As permitted under Accounting Standard Update (“ASU”) 2016-02 Leases (and related ASUs), the Company and its Affiliates elect not to record short-term leases with an initial lease term less than 12 months on the Company’s Consolidated Balance Sheets. Right-of-use assets and lease liabilities are reported in Other assets and Other liabilities, respectively. A lease liability is initially and subsequently reported at the present value of the outstanding lease payments determined by discounting those lease payments over the remaining lease term using the incremental borrowing rate of the legal entity entering into the lease as of the commencement date.  A right-of-use asset is initially reported at the present value of the corresponding lease liability plus any prepaid lease payments and initial direct costs

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of entering into the lease, and reduced by any lease incentives. Subsequently, a right-of-use asset is reported at the present value of the lease liability adjusted for any prepaid or accrued lease payments, remaining balances of any lease incentives received, unamortized initial direct costs of entering into the lease and any impairments of the right-of-use asset.  The Company and its Affiliates test for possible impairments of right-of-use assets annually or more frequently whenever events or changes in circumstances indicate that the carrying value of a right-of-use asset may exceed its fair value.  If the carrying value of the right-of-use asset exceeds its fair value, then the carrying value of the right-of-use asset is reduced to its fair value and the expense is recorded in Other expenses (net) on the Consolidated Statements of Income. Subsequent to an impairment, the carrying value of the right-of-use asset is amortized on a straight-line basis over the remaining lease term.
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
(k)Debt
The Company’s debt instruments are carried at amortized cost. Unamortized discounts and debt issuance costs associated with its debt instruments, with the exception of the Company’s senior unsecured multicurrency revolving credit facility (the “revolver”), are presented within the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt. The carrying value of the debt is accreted to the principal amount at maturity over the remaining life of the underlying debt. The accretion of the debt and the amortization of debt issuance costs, are recognized in Interest expense in the Consolidated Statements of Income, using the effective interest method.
Unamortized issuance costs associated with the revolver are recorded in Other assets and amortized over the remaining term of the revolver to Interest expense in the Consolidated Statements of Income.
Gains and losses on repurchases or settlement of debt are recorded in Interest expense.
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
For derivative financial instruments designated as cash flow hedges, the Company uses a qualitative method of assessing hedge effectiveness by comparing the notional amounts, timing of payments, currencies (for the forward foreign currency contracts), and interest rates (for the interest rate swap). The effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss) as a separate component of stockholders’ equity and reclassified to earnings with the hedged item. If the qualitative assessment indicates ineffectiveness, then the Company performs a quantitative assessment which is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item. Upon termination of these instruments or the repayment of the Company’s outstanding Secured Overnight Financing Rate (“SOFR”)-based borrowings, any gain or loss recorded in Accumulated other comprehensive loss will be reclassified into earnings. Changes in the fair values of cash flow hedges are reported in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income.
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
(m)Revenue Recognition
Consolidated revenue primarily represents asset- and performance-based fees earned by the Company and its Affiliates for managing the assets of clients. Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services. Investment management, broker-dealer, and administrative services are performed and consumed simultaneously and, therefore, the Company recognizes these asset-based fees ratably over time. Substantially all the Company’s asset-based fees for services are based on the value of client assets over time, which are typically determined using observable market data. Services may be invoiced in advance or in arrears and are payable upon receipt. Any asset-based fees collected in advance are deferred and recognized as the services are performed and consumed. Consolidated revenue recognized by the Company is adjusted for any expense reimbursement arrangements. The Company’s Affiliates may periodically either waive or reduce fees in order to attract or retain client assets or for other reasons. Fee waivers or reductions are presented as a reduction to Consolidated revenue in the Consolidated Statements of Income.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(p)Foreign Currency Translation
Assets and liabilities denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect as of the balance sheet date. Revenue and expenses denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the relevant period. Because of the long-term nature of the Company’s investments in its Affiliates, net translation exchange gains and losses resulting from foreign currency translation are recorded in Accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in Investment and other income.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(t)Recent Accounting Developments
Effective January 1, 2022, the Company adopted ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity using a modified retrospective method. ASU 2020-06 removes the separate liability and equity accounting for the Company’s junior convertible securities. Consequently, the Company’s junior convertible securities are accounted for wholly as debt and are carried at their face value less unamortized debt issuance costs. The adoption resulted in increases in Debt and beginning Retained Earnings of $101.5 million and $4.5 million, respectively, and decreases in Additional paid-in-capital and Deferred income tax liability (net) of $80.6 million and $25.4 million, respectively. As a result of the adoption of ASU 2020-06, the Company also updated its Earnings Per Share accounting policy as described above.
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
2.Investments in Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31,
	2021	2022
Cost	$59.1	$394.4
Unrealized gains	8.1	59.9
Unrealized losses	(2.7)	(6.4)
Fair value	$64.5	$447.9
As of December 31, 2022, investments in equity securities include ordinary shares of EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST) (see Note 10), with a fair value of $405.1 million. Between January 1, 2023 and February 15, 2023, the Company has sold $196.0 million of EQT ordinary shares.

As of December 31, 2021 and 2022, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $28.9 million and $23.5 million, respectively.

For the year ended December 31, 2022, the Company recorded realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Securities
The following table summarizes the cost, gross unrealized losses, and fair value of investments in U.S. Treasury Notes classified as available-for-sale, of which $100.7 million mature in 2023 and $150.3 million mature in 2024, and other debt securities classified as trading:

	Available-for-Sale		Trading
	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022
Cost	$—	$252.3	$14.1	$19.7
Unrealized losses	—	(1.3)	(0.1)	(1.7)
Fair value	$—	$251.0	$14.0	$18.0
As of December 31, 2021 and 2022, investments in debt securities classified as trading include consolidated Affiliate sponsored investment products with fair values of $14.0 million and $18.0 million, respectively.
3.Other Investments
    Other investments consists primarily of investments in funds advised by the Company’s Affiliates that are carried at NAV as a practical expedient and other investments without readily determinable fair values. Any gain or loss related to these investments is recorded in Investment and other income.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor funds in which the Company and its Affiliates may make general partner and seed capital investments. These funds operate in partnership form and apply the specialized fair value accounting for investment companies. The Company accounts for its interests in these funds using the equity method of accounting and is required to retain the specialized accounting of the investment companies. Because the funds’ investments do not have readily determinable fair values, the Company uses the NAV of these investments as a practical expedient for their fair values. The following table summarizes the fair values of these investments and any related unfunded commitments:

	December 31, 2021		December 31, 2022
Category of Investment	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$310.2	$156.3	$356.4	$158.3
Investments in other strategies(2)	14.6	—	14.8	—
Total(3)	$324.8	$156.3	$371.2	$158.3
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
(3)Fair value attributable to the controlling interest was $224.4 million and $275.1 million as of December 31, 2021 and 2022, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2021	2022
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
During the year ended December 31, 2022, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in Other investments:

	For the Years Ended December 31,
	2021			2022
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$243.4	$13.8	$257.2	$324.8	$50.4	$375.2
Net realized and unrealized gains(1)	79.5	36.6	116.1	1.7	—	1.7
Additions and commitments	60.3	—	60.3	104.3	—	104.3
Sales and distributions	(58.4)	—	(58.4)	(59.6)	—	(59.6)
Balance, end of period	$324.8	$50.4	$375.2	$371.2	$50.4	$421.6
__________________________
(1)Recognized in Investment and other income.
4.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2021
		Level 1	Level 2	Level 3
Financial Assets
Investments in equity securities(1)	$64.5	$64.5	$—	$—
Investments in debt securities(1)	14.0	—	14.0	—
Derivative financial instruments(2)	0.9	—	0.9	—
Financial Liabilities(3)
Contingent payment obligations	$40.3	$—	$—	$40.3
Affiliate equity purchase obligations	12.6	—	—	12.6
Derivative financial instruments	0.8	—	0.8	—

		Fair Value Measurements
	December 31, 2022
		Level 1	Level 2	Level 3
Financial Assets
Investments in equity securities(1)	$447.9	$305.6	$142.3	$—
Investments in debt securities(1)	269.0	—	269.0	—
Derivative financial instruments(2)	0.5	—	0.5	—
Financial Liabilities(3)
Contingent payment obligations	$21.0	$—	$—	$21.0
Affiliate equity purchase obligations	24.5	—	—	24.5
Derivative financial instruments	0.9	—	0.9	—
__________________________
(1)Amounts are presented within Investments in marketable securities.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)Amounts are presented within Other assets.
(3)Amounts are presented within Other liabilities.
Level 3 Financial Liabilities
The following table presents the changes in level 3 liabilities:

	For the Years Ended December 31,
	2021		2022
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$—	$22.0	$40.3	$12.6
Purchases and issuances(1)	23.7	112.7	—	75.8
Settlements and reductions	—	(120.7)	—	(52.1)
Net realized and unrealized (gains) losses(2)	16.6	(1.4)	(19.3)	(11.8)
Balance, end of period	$40.3	$12.6	$21.0	$24.5

Net change in unrealized gains relating to instruments still held at the reporting date	$—	$—	$(19.3)	$(5.9)
__________________________
(1)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
(2)Gains and losses resulting from changes to expected payments are included in Other expenses (net) and the accretion of these obligations is included in Interest expense.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s recurring level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2021			December 31, 2022
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo simulation	Volatility	$40.3	13% - 25%	13%	$21.0	18% - 25%	18%
		Discount rates		1% - 2%	2%		6%	6%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$12.6	(13)% - 7%	2%	$24.5	(3)% - 6%	1%
		Discount rates		15% - 18%	15%		14% - 17%	14%
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
Affiliate equity purchase obligations include agreements to purchase Affiliate equity. As of December 31, 2022, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,098.0	$1,165.6	$1,098.7	$1,024.6	Level 2
Junior subordinated notes	765.8	809.1	765.9	552.3	Level 2
Junior convertible securities	299.5	461.4	341.7	346.9	Level 2
The Company has other financial assets and liabilities that are not required to be carried at fair value, but are required to be disclosed at fair value. The carrying amount of Cash and cash equivalents, Receivables, Payables and accrued liabilities, and certain Other liabilities approximates fair value because of the short-term nature of these instruments. The carrying value of notes receivable, which is reported in Other assets, approximates fair value because interest rates and other terms are at market rates. The carrying value of the credit facilities (as defined in Note 6) approximates fair value because the credit facilities have variable interest based on selected short-term rates.
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
Substantially all of the Company’s consolidated Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2021		December 31, 2022
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,864.7	$2,023.0	$1,273.5	$2,051.6
As of December 31, 2021 and 2022, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,134.4 million and $2,139.5 million, respectively, including Affiliates accounted for under the equity method considered VREs of $111.4 million and $87.9 million, respectively.
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

	December 31, 2021		December 31, 2022
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$4,958.5	$15.7	$4,878.6	$15.3
6.Debt
The following table summarizes the Company’s Debt:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2021	2022
Senior bank debt	$349.9	$349.9
Senior notes	1,093.5	1,095.2
Junior subordinated notes	751.4	751.6
Junior convertible securities	295.6	338.6
Debt	$2,490.4	$2,535.3
Effective January 1, 2022, the Company adjusted the carrying value of its junior convertible securities (see Note 1).
Senior Bank Debt
The Company has a $1.25 billion revolver and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). On November 18, 2022, the Company (i) amended the revolver, extending the maturity date of the revolver by one year to October 25, 2027, and (ii) further amended the revolver and amended the term loan, replacing LIBOR with a term SOFR-based rate as an applicable benchmark for each facility. The term loan matures on October 23, 2026. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating. As of December 31, 2022, the interest rate for the Company’s outstanding borrowings under the term loan was term-SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of 0.85%.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions, and fundamental corporate changes, and certain customary events of default.
As of December 31, 2021 and 2022, the Company had no outstanding borrowings under the revolver. As of December 31, 2021 and 2022, the Company had outstanding borrowings under the term loan of $350.0 million, and the weighted average interest rate on outstanding borrowings was 0.95% and 5.27%, respectively. The Company pays commitment fees on the unused portion of its revolver. For the years ended December 31, 2021 and 2022, these fees amounted to $1.5 million and $1.3 million, respectively.
Senior Notes
As of December 31, 2022, the Company had senior notes outstanding, the respective principal terms and effective interest rates of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Call price	As defined	As defined	As defined
Effective interest rate	4.43%	3.67%	3.39%
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

notes, and to their present value as of the redemption date on a semi-annual basis at the applicable treasury rate plus 0.40%, in the case of the 2030 senior notes.
Junior Subordinated Notes
As of December 31, 2022, the Company had junior subordinated notes outstanding, the respective principal terms and effective interest rates of which are presented below:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes
Issue date	March 2019	September 2020	July 2021
Maturity date	March 2059	September 2060	September 2061
Par value (in millions)	$300.0	$275.0	$200.0
Stated coupon	5.875%	4.75%	4.20%
Coupon frequency	Quarterly	Quarterly	Quarterly
Potential call date	March 2024	September 2025	September 2026
Call price	As defined	As defined	As defined
Listing	NYSE	NYSE	NYSE
Effective interest rate	5.91%	4.78%	4.22%
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
Junior Convertible Securities
Effective January 1, 2022, the Company adopted ASU 2020-06. See Note 1.
As of December 31, 2022, the Company had $341.7 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2021 and 2022, the unamortized issuance costs related to the junior convertible securities were $3.9 million and $3.1 million, respectively.
The following table presents interest expense recognized in connection with the junior convertible securities:

	December 31,
	2021	2022
Contractual interest expense	$22.2	$18.3
Amortization of debt issuance costs	0.4	0.2
Amortization of debt discount	3.1	—
Total	$25.7	$18.5

Effective interest rate	5.99%	5.21%

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holders of the junior convertible securities have no rights to put these securities to the Company. The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share. The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to this Annual Report on Form 10-K. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. The Company estimates that these deductions will generate annual deferred tax liabilities of approximately $8 million. During the years ended December 31, 2021 and 2022, the Company repurchased a portion of its junior convertible securities for a purchase price of $33.0 million and $60.9 million, respectively, and as a result of these repurchases, the Company reduced its Deferred income tax liability (net) by $7.0 million and $11.4 million, respectively.
7.Derivative Financial Instruments
In 2020, the Company terminated its pound sterling-denominated forward foreign currency contracts and its corresponding collar contracts, which were designated as net investment hedges, and upon settlement, the Company received net proceeds of $24.9 million. The net proceeds from the termination of the contracts are presented within sale of investment securities in the Consolidated Statements of Cash Flows.
During 2021, the Company terminated its interest rate swap contract (the “interest rate swap”) with a large financial institution (the “swap counterparty”), and upon settlement paid $0.4 million. The interest rate swap was designated as a cash flow hedge and was used to exchange a portion of the Company’s LIBOR-based interest payments for fixed rate interest payments.
Certain of the Company’s Affiliates use forward foreign currency contracts to hedge the risk of foreign exchange rate movements, which are designated as cash flow hedges. These contracts do not include set-off rights and are therefore presented on a gross basis in Other assets and Other liabilities, which were $0.9 million and $0.8 million, respectively, as of December 31, 2021, and $0.5 million and $0.9 million, respectively, as of December 31, 2022.
The following table summarizes the effects of the derivative financial instruments on the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Income:

	For the Years Ended December 31,
	2021		2022
	Gain (Loss) Recorded in Other Comprehensive Income (loss)	Gain (loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Loss Recorded in Other Comprehensive Income (Loss)	Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings
Forward foreign currency contracts	$(1.0)	$1.0	$(0.5)	$(1.0)
Interest rate swap	1.9	(0.4)	—	—
Total	$0.9	$0.6	$(0.5)	$(1.0)
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2022, these unfunded commitments were $158.3 million and may be called in future periods.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2023	2024	2025
Deferred payment obligations	$65.0	$—	$65.0	$21.7	$43.3	$—
Contingent payment obligations(1)	16.2	4.8	21.0	—	19.3	1.7
__________________________
(1)Fair value as of December 31, 2022. The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to the co-investor), of which $100.0 million and $10.0 million may become payable in 2024 and 2025, respectively.
The Company had liabilities for deferred and contingent payment obligations related to certain of its investments in Affiliates accounted for under the equity method. As of December 31, 2022, the Company was obligated to make payments of up to $31.2 million, all of which is payable in 2023. Liabilities for deferred and contingent payments are included in Other liabilities.
As of December 31, 2022, the Company was contingently liable to make payments of $153.5 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, all of which, may become payable from 2023 through 2029. As of December 31, 2022, the Company expected to make payments of approximately $13 million. In the event certain financial targets are not met at one of the Company’s Affiliates accounted for under the equity method, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
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
9.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

	Goodwill
	2021	2022
Balance, beginning of period	$2,661.4	$2,689.2
New investments	30.5	—
Foreign currency translation	(1.1)	(40.5)
Other	(1.6)	—
Balance, end of period	$2,689.2	$2,648.7
As of September 30, 2022, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2020	$1,166.6	$(1,026.8)	$139.8	$909.0	$1,048.8
New investments	232.0	—	232.0	725.0	957.0
Intangible amortization and impairments	—	(35.7)	(35.7)	—	(35.7)
Foreign currency translation	0.6	(0.6)	—	(3.7)	(3.7)
Transfers(1)	(35.0)	35.0	—	—	—
Balance, as of December 31, 2021	$1,364.2	$(1,028.1)	$336.1	$1,630.3	$1,966.4
Intangible amortization and impairments	—	(49.1)	(49.1)	(2.5)	(51.6)
Foreign currency translation	(9.1)	7.5	(1.6)	(37.2)	(38.8)
Balance, as of December 31, 2022	$1,355.1	$(1,069.7)	$285.4	$1,590.6	$1,876.0
__________________________
(1)Transfers include acquired client relationships at Affiliates that were deconsolidated during the period.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense in Intangible amortization and impairments for these relationships of $55.3 million, $35.7 million, and $49.1 million for the years ended December 31, 2020, 2021, and 2022, respectively. Based on relationships existing as of December 31, 2022, the Company estimates that its consolidated amortization expense will be approximately $50 million in 2023, approximately $35 million in 2024, and approximately $30 million in each of 2025, 2026, and 2027. As of December 31, 2022, no impairments of definite-lived acquired client relationships were indicated.
As of December 31, 2022, no impairments of indefinite-lived acquired client relationships were indicated.
As of December 31, 2022, the Company had no provisional purchase price allocations.
10.Equity Method Investments in Affiliates
In the first and fourth quarters of 2022, the Company completed an additional investment in Systematica Investments, an innovative technology-driven systematic manager, and completed a minority investment in Peppertree Capital Management, Inc. (“Peppertree”), a private markets firm specializing in communications infrastructure, respectively. The majority of the consideration paid for Peppertree will be deductible for U.S. tax purposes over a 15-year life. The Company’s purchase price allocation for each investment was measured using discounted cash flow analyses that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
Equity method investments in Affiliates (net) consisted of the following:

	December 31,
	2021	2022
Goodwill	$1,264.4	$1,262.4
Definite-lived acquired client relationships (net)	470.1	479.4
Indefinite-lived acquired client relationships (net)	174.4	119.0
Undistributed earnings and tangible capital	225.5	278.7
Equity method investments in Affiliates (net)	$2,134.4	$2,139.5
The following table presents the change in Equity method investments in Affiliates (net):

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Equity Method Investments in Affiliates (Net)
	2021	2022
Balance, beginning of period	$2,074.8	$2,134.4
Investments in Affiliates	147.3	326.1
BPEA(1)	—	(150.6)
Earnings	417.5	497.2
Intangible amortization and impairments	(175.0)	(159.1)
Distributions of earnings	(337.5)	(394.7)
Return of capital	(4.4)	(0.8)
Foreign currency translation	12.5	(68.5)
Other	(0.8)	(44.5)
Balance, end of period	$2,134.4	$2,139.5
__________________________
(1)Represents the Company’s equity method investment in Baring Private Equity Asia (“BPEA”) as of the BPEA Transaction closing date.
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recorded amortization expense for these relationships of $147.0 million, $123.0 million, and $109.1 million for the years ended December 31, 2020, 2021, and 2022, respectively. Based on relationships existing as of December 31, 2022, the Company estimates the amortization expense attributable to its Affiliates will be approximately $85 million in 2023, approximately $55 million in 2024, approximately $50 million in 2025, and approximately $45 million in each of 2026 and 2027.
For the year ended 2021, the Company recorded a $52.0 million expense to reduce the carrying value of an Affiliate to fair value. The decline in the fair value was a result of a decline in assets under management and a reduction in projected growth, which decreased the forecasted revenue associated with the investment. The fair value of the investment was determined using a probability-weighted discounted cash flow analysis, a level 3 fair value measurement that included a projected compounded growth in assets under management over the first five years of 0.3%, long-term growth rate of 5%, discount rates of 11% and 20% for asset- and performance-based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
For the year ended 2022, the Company recorded a $50.0 million expense to reduce the carrying value of an Affiliate to fair value. The decline in the fair value was a result of a decline in assets under management and a reduction in projected margin, which decreased the forecasted income associated with the investment. The fair value of the investment was determined using a probability-weighted discounted cash flow analysis, a level 3 fair value measurement that included a projected compounded growth in assets under management over the first five years of 2%, long-term growth rate of 5%, discount rates of 11% and 20% for asset- and performance-based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
For the year ended December 31, 2022, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no other impairments were indicated.
The Company had liabilities for deferred and contingent payment obligations related to certain of its investments in Affiliates accounted for under the equity method. See Note 8.
The Company had 21 and 20 Affiliates accounted for under the equity method as of December 31, 2021 and 2022, respectively. The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses. The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate. These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents summarized financial information for Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2020	2021	2022
Revenue(1)	$2,659.7	$3,228.1	$3,239.5
Net income(1)	1,061.8	1,656.6	1,358.7

	December 31,
	2021	2022
Assets	$3,607.7	$2,816.7
Liabilities and Non-controlling interests	1,422.7	1,221.4
__________________________
(1)Revenue and net income include asset- and performance-based fees, the impact of consolidated sponsored investment products and new Affiliate investments for the full-year, regardless of the date of the Company’s investment.
BPEA Transaction Gain
In the fourth quarter of 2022, the Company completed the previously announced sale of its equity interest in BPEA, an Affiliate accounted for by the Company under the equity method, to EQT (the “BPEA Transaction”) in connection with the strategic combination of BPEA and EQT. Pursuant to the terms of the Securities Purchase and Merger Agreement with EQT, under which the Company and each of the other owners agreed to sell their respective equity interests in BPEA, the Company received $223.6 million in cash, net of transaction costs, and 28.68 million EQT ordinary shares (25% of which are subject to a six-month lock-up, which expires in April 2023), and other investments. BPEA is included in the Company’s results through the closing date and the Company’s gain on the transaction was $641.9 million. The transaction was taxable at closing. During the fourth quarter of 2022 and through February 15, 2023, the Company has sold 17.4 million EQT ordinary shares.
11.Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements. The following table presents total lease costs (net):

	For the Years Ended December 31,
	2020	2021	2022
Operating lease costs	$37.6	$33.8	$38.5
Short-term lease costs	0.8	0.8	1.0
Variable lease costs	0.0	0.0	0.0
Sublease income	(5.0)	(7.9)	(7.7)
Total lease costs (net)	$33.4	$26.7	$31.8
As of December 31, 2021 and 2022, the Company’s and its Affiliates’ weighted average operating lease term was seven years and eight years, respectively, and the weighted average operating lease discount rate was 3%.
As of December 31, 2022, the maturities of lease liabilities were as follows:

Year	Operating Leases
2023	$38.5
2024	37.2
2025	32.2
2026	23.3
2027	19.3
Thereafter	82.8
Total undiscounted lease liabilities(1)	$233.3
__________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)Total undiscounted lease liabilities were $34.4 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting. Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.
12.Fixed Assets
Fixed assets (net) consisted of the following:

	December 31,
	2021	2022
Buildings and leasehold improvements	$113.4	$111.9
Software	56.1	51.7
Equipment	30.6	25.6
Furniture and fixtures	18.9	19.9
Land, improvements and other	20.2	20.8
Fixed assets, at cost	239.2	229.9
Accumulated depreciation and amortization	(165.3)	(161.4)
Fixed assets (net)	$73.9	$68.5
13.Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2021	2022
Accrued compensation	$545.5	$378.7
Accrued income taxes	49.6	224.4
Other	194.0	175.2
Payables and accrued liabilities	$789.1	$778.3
14.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $28.5 million and $21.0 million as of December 31, 2021 and 2022, respectively.
The Company may invest from time to time in funds or products advised by its Affiliates. The Company’s executive officers and directors may invest from time to time in funds advised or products offered by its Affiliates, or receive other investment services provided by its Affiliates, on substantially the same terms as other investors. In addition, the Company and its Affiliates earn asset- and performance-based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. Affiliate management owners and the Company’s officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees. Also, from time to time, the Company may enter into ordinary course engagements for capital markets, banking, brokerage, and other services with beneficial owners of 5% or more of the Company’s voting securities.
The Company has related party transactions in association with its deferred and contingent payment obligations, and Affiliate equity transactions, as more fully described in Notes 8, 10, 17, and 18.
15.Stockholders’ Equity
Common Stock
The Company is authorized to issue up to 150.0 million shares of voting common stock and 3.0 million shares of class B non-voting common stock.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Board of Directors authorized share repurchase programs in October 2022, January 2022, and January 2021 to repurchase up to 3.0 million, 2.0 million, and 5.0 million shares of its common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of December 31, 2022, the Company had repurchased all of the shares of the January 2021 authorized amount, and there were a total of 3.9 million shares available for repurchase under the Company’s October 2022 and January 2022 share repurchase programs.
In December 2022, the Company entered into an accelerated share repurchase agreement to repurchase shares of its common stock in exchange for an upfront payment of $225.0 million. The Company received an initial share delivery of 1.1 million shares in December 2022, which represents 80% of the upfront payment based on the closing price of the Company’s common stock on the agreement date. Such shares have been reflected in Treasury stock on the Consolidated Balance Sheets as of December 31, 2022. The total number of shares to be repurchased will be based on volume-weighted average prices of the Company’s common stock during the term of the agreement less a discount and subject to adjustments pursuant to the terms and conditions of such agreement. The final settlement of this transaction is expected to be completed in the second or third quarter of 2023.
The following is a summary of the Company’s share repurchase activity:

Year	Shares Repurchased	Average Price
2020	5.0	$86.35
2021	3.5	146.54
2022	4.5	144.45
Equity Distribution Program
In the second quarter of 2022, the Company entered into equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced the Company’s prior equity distribution program. As of December 31, 2022, no sales had occurred under the equity distribution program.
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
Share-Based Compensation
The following table presents share-based compensation expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year	Share-Based Compensation Expense	Tax Benefit
2020	$67.4	$10.3
2021	63.4	8.0
2022	62.4	7.6
The excess tax (deficiency) benefit recognized from share-based incentive plans was $(3.9) million, $(0.2) million, and $1.8 million, for the years ended December 31, 2020, 2021, and 2022, respectively.
As of December 31, 2021, the Company had unrecognized share-based compensation expense of $70.9 million. As of December 31, 2022, the Company had unrecognized share-based compensation of $64.7 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units—December 31, 2021	1.1	$95.03
Units granted	0.4	129.46
Units vested	(0.4)	99.38
Units forfeited	(0.0)	103.77
Performance condition changes	0.0	132.03
Unvested units—December 31, 2022	1.1	$106.88
The Company granted restricted stock units with fair values of $31.8 million, $32.3 million, and $47.1 million for the years ended December 31, 2020, 2021, and 2022, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
The total fair value of shares vested was $24.1 million, $51.7 million, and $54.6 million during the years ended December 31, 2020, 2021, and 2022, respectively. As of December 31, 2022, the Company had 2.7 million shares available for grant under its plans.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2021	3.2	$77.39
Options granted	0.0	129.17
Options exercised	(0.0)	114.09
Options forfeited	(0.0)	166.15
Options expired	(0.0)	207.63
Performance condition changes	0.0	131.07
Unexercised options outstanding—December 31, 2022	3.2	$76.81	3.7
Exercisable at December 31, 2022	0.0	$121.12	3.0

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company granted stock options with fair values of $4.4 million, $2.0 million, and $1.8 million for the years ended December 31, 2020, 2021, and 2022, respectively. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2021, and 2022 was $0.0 million, $13.4 million, and $1.2 million, respectively. The cash received for stock options exercised was zero, $3.6 million, and $2.6 million during the years ended December 31, 2020, 2021, and 2022, respectively. As of December 31, 2022, the intrinsic value of exercisable stock options outstanding was $1.6 million, and 1.1 million options were available for grant under the Company’s option plans.
The weighted average fair value of stock options was $18.33, $54.19, and $47.84 per option for the years ended December 31, 2020, 2021, and 2022, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Years Ended December 31,
	2020	2021	2022
Dividend yield	1.6%	0.0%	0.0%
Expected volatility(1)	30.5%	37.1%	36.8%
Risk-free interest rate(2)	0.9%	1.0%	1.7%
Expected life of stock options (in years)(3)	5.7	5.7	5.7
Forfeiture rate	0.0%	0.0%	0.0%
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
The following table presents the changes in Redeemable non-controlling interests:

	Redeemable Non-controlling Interests
	2021	2022
Balance, beginning of period	$671.5	$673.9
Decrease attributable to consolidated Affiliate sponsored investment products	(10.4)	(4.9)
Transfers to Other liabilities	(112.7)	(59.6)
Transfers from Non-controlling interests	3.9	1.8
Changes in redemption value	121.6	(145.8)
Balance, end of period(1)	$673.9	$465.4

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

__________________________
(1)     As of December 31, 2021 and 2022, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $25.0 million and $20.1 million, respectively.
18.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $306.3 million, $334.3 million, and $341.9 million for the years ended December 31, 2020, 2021, and 2022, respectively.
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
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and other parties. The amount of cash paid for purchases was $315.1 million, $150.5 million, and $61.5 million for the years ended December 31, 2020, 2021, and 2022, respectively. The total amount of cash received for issuances was $20.2 million, $117.7 million (including $99.6 million from a co-investor), and $15.2 million for the years ended December 31, 2020, 2021, and 2022, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Years Ended December 31,
	2020	2021	2022
Controlling interest	$20.9	$17.4	$5.0
Non-controlling interests	30.9	45.9	46.4
Total	$51.8	$63.3	$51.4
The following table presents unrecognized Affiliate equity compensation expense:

Year	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2020	$35.9	4 years	$109.7	5 years
2021	41.9	6 years	294.1	7 years
2022	31.4	5 years	284.6	7 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $9.0 million and $11.6 million as of December 31, 2021 and 2022, respectively, and was included in Other assets. The total payable was $12.6 million and $24.5 million as of December 31, 2021 and 2022, respectively, and was included in Other liabilities.
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
While the Company presents the current redemption value of Affiliate equity within Redeemable non-controlling interests, with changes in the current redemption value increasing or decreasing the controlling interest’s equity over time, the following table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that occurred during the applicable periods:

	For the Years Ended December 31,
	2020	2021	2022
Net income (controlling interest)	$202.2	$565.7	$1,145.9
(Decrease) increase in controlling interest paid-in capital from Affiliate equity issuances	1.1	(17.5)	(0.2)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(239.1)	(63.2)	(38.2)
Net income (loss) (controlling interest) including the net impact of Affiliate equity transactions	$(35.8)	$485.0	$1,107.5
19.Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees. Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service (“IRS”) limits. The Company’s consolidated Affiliates generally have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, have their employees covered under the Company’s plan. In each case, the relevant Affiliate is able to make discretionary contributions for the benefit of its employees, as applicable, that are qualified plan participants, up to IRS limits. Consolidated expenses related to these plans were $17.6 million, $19.1 million, and $20.9 million for the years ended December 31, 2020, 2021, and 2022, respectively. The controlling interest’s portion of expenses related to these plans were $3.0 million, $3.0 million, and $3.4 million for the years ended December 31, 2020, 2021, and 2022, respectively.
20.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Years Ended December 31,
	2020	2021	2022
Controlling interest:
Current taxes	$44.6	$144.4	$315.4
Intangible-related deferred taxes	(9.9)	52.5	32.0
Other deferred taxes	34.8	32.7	0.0
Total controlling interest	69.5	229.6	347.4
Non-controlling interests:
Current taxes	$10.0	$15.4	$10.9
Deferred taxes	1.9	6.0	—
Total non-controlling interests	11.9	21.4	10.9
Income tax expense	$81.4	$251.0	$358.3
Income before income taxes (controlling interest)	$271.7	$795.3	$1,493.3
Effective tax rate (controlling interest)(1)	25.6%	28.9%	23.3%
__________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2020	2021	2022
Current:
Federal	$(9.6)	$73.1	$222.9
State	17.0	19.6	30.6
Foreign	47.2	67.1	72.8
Total current	54.6	159.8	326.3
Deferred:
Federal	$20.1	$55.9	$30.4
State	5.4	13.0	9.0
Foreign	1.3	22.3	(7.4)
Total deferred	26.8	91.2	32.0
Income tax expense	$81.4	$251.0	$358.3
For financial reporting purposes, Income before income taxes consisted of the following:

	For the Years Ended December 31,
	2020	2021	2022
Domestic	$446.1	$698.2	$639.0
International	62.2	442.8	1,107.4
Total	$508.3	$1,141.0	$1,746.4
The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

	For the Years Ended December 31,
	2020	2021	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	3.5	3.5
Foreign operations	(8.5)	(1.7)	(1.7)
Compensation plans	5.8	2.0	0.8
Changes in tax laws	3.0	2.4	—
Change in valuation allowances	6.9	1.1	0.3
Unrecognized tax benefits	(1.1)	0.1	0.4
BPEA(1)	—	—	(1.0)
Affiliate divestments	(6.2)	—	—
Changes in U.S. tax provision to return	0.8	0.4	0.0
Other	0.4	0.1	0.0
Effective tax rate (controlling interest)	25.6%	28.9%	23.3%
Effect of income from non-controlling interests	(9.6)	(6.9)	(2.8)
Effective tax rate	16.0%	22.0%	20.5%
__________________________
(1)Reflective of the BPEA Transaction gain of $641.9 million and realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively.
The Company’s effective tax rate (controlling interest) in 2020 is not significantly different from the marginal tax rate. The effective tax rate (controlling interest) in 2021 is higher than the marginal tax rate, primarily due to non-deductible compensation expense and an increase in deferred tax expense resulting from the revaluation of certain deferred tax liabilities

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

due to an increase in the UK tax rate enacted during 2021. The effective tax rate (controlling interest) in 2022 is lower than the marginal rate primarily due to the tax benefits of foreign operations and a state tax benefit related to the BPEA Transaction.
Deferred income tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities. The significant components of the Company’s Deferred income tax liability (net) are as follows:

	December 31,
	2021	2022
Deferred Tax Assets
Deferred compensation	$12.5	$14.6
State loss carryforwards	16.9	16.4
Foreign loss carryforwards	22.2	20.0
Tax benefit of uncertain tax positions	17.4	12.6
Lease liabilities	7.6	6.6
Foreign tax credits	8.7	15.4
Other	1.3	0.3
Total deferred tax assets	86.6	85.9
Valuation allowance	(43.9)	(48.1)
Deferred tax assets, net of valuation allowance	$42.7	$37.8
Deferred Tax Liabilities
Intangible asset amortization	$(255.9)	$(280.9)
Non-deductible intangible amortization	(149.2)	(109.8)
Junior convertible securities interest	(101.7)	(72.4)
Right-of-use assets	(5.9)	(5.1)
Accrued expenses	—	(3.0)
Deferred income	(27.3)	(23.4)
Other	(4.0)	(4.4)
Total deferred tax liabilities	(544.0)	(499.0)
Deferred income tax liability (net)(1)	$(501.3)	$(461.2)
__________________________
(1)As of December 31, 2021 and 2022, foreign loss carryforwards of $22.2 million (net of a $20.3 million valuation allowance) and $20.0 million (net of a $16.5 million valuation allowance), respectively, are presented within Other assets as they represent a net deferred tax asset in a foreign jurisdiction.
As of December 31, 2022, the Company had available state net operating loss carryforwards of $238.8 million, a majority of which will expire over seven years to 12 years. As of December 31, 2022, the Company had foreign loss carryforwards of $75.7 million, of which $58.8 million will expire over ten years to 18 years and $16.9 million will carry forward indefinitely. As of December 31, 2022, the Company had foreign tax credit carryforwards of $15.4 million which will expire over six years to ten years.
The Company believed it was more-likely-than-not that the benefit from certain state and foreign loss carryforwards and foreign tax credit carryforwards would not be fully realized, and, as of December 31, 2022, had valuation allowances of $16.1 million, $16.5 million, and $15.4 million on the state and foreign loss carryforwards and the foreign tax credit carryforwards, respectively. For the years ended December 31, 2021 and 2022, the Company increased its valuation allowance $8.3 million and $4.2 million, respectively.
The Company’s estimates and assumptions regarding the realization of its state and foreign loss carryforwards do not contemplate certain changes in ownership of the Company’s stock which could limit the utilization of these carryforwards.
The Company does not provide for U.S. income taxes on the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries considered permanent in duration. Such amount would generally become

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxable upon the repatriation of assets from, or a sale or liquidation of, the foreign subsidiaries. While a determination of the potential amount of unrecognized deferred U.S. income tax liability related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2022, the estimated amount of such difference was $322.9 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2020	2021	2022
Balance, beginning of period	$65.4	$63.5	$52.4
Additions based on current year tax positions	1.1	0.8	0.6
Additions based on prior years’ tax positions	1.7	4.6	4.4
Reduction for prior years’ tax positions	(0.4)	(5.6)	(1.0)
Lapse of the statute of limitations	(7.6)	(5.7)	(5.5)
Settlements	—	(5.5)	—
Foreign currency translation	3.3	0.3	(1.3)
Balance, end of period	$63.5	$52.4	$49.6
Included in the balance of unrecognized tax benefits as of December 31, 2020, 2021, and 2022 were $63.5 million, $52.4 million, and $49.6 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest). As of December 31, 2022 certain of these benefits, if realized, would be offset by the utilization of indirect tax benefits, for which the Company has accrued deferred tax assets of $12.6 million.
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. For the years ended December 31, 2020, 2021, and 2022 interest and penalties related to unrecognized tax benefits were $0.8 million, $(0.4) million, and $2.6 million, respectively. As of December 31, 2021 and 2022, the Company accrued interest and penalties related to unrecognized tax benefits of $11.0 million and $13.6 million, respectively.
The Company is subject to U.S. federal, state and local, and foreign income tax in multiple jurisdictions and is periodically subject to tax examinations in these jurisdictions. The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits. The Company is generally no longer subject to income tax examinations by U.S. federal, state and local, or foreign taxing authorities for periods prior to 2017.
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
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2020	2021	2022
Numerator
Net income (controlling interest)	$202.2	$565.7	$1,145.9
Income from hypothetical settlement of Redeemable non-controlling interests, net of tax	—	—	82.9
Interest expense on junior convertible securities, net of taxes	—	18.5	14.0
Net income (controlling interest), as adjusted	$202.2	$584.2	$1,242.8
Denominator
Average shares outstanding (basic)	46.5	41.5	38.5
Effect of dilutive instruments:
Stock options and restricted stock units	0.2	1.2	1.3
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	—	7.4
Junior convertible securities	—	2.1	1.8
Average shares outstanding (diluted)	46.7	44.8	49.0
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Years Ended December 31,
	2020	2021	2022
Stock options and restricted stock units	2.9	0.2	0.2
Junior convertible securities	2.2	—	—
Shares issuable to settle Redeemable non-controlling interests	—	—	0.1
22.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2020
	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain	$25.5	$(10.3)	$15.2
Change in net realized and unrealized loss on derivative financial instruments	(1.9)	0.4	(1.5)
Other comprehensive income	$23.6	$(9.9)	$13.7

	For the Year Ended December 31, 2021
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain	$10.3	$(3.5)	$6.8
Change in net realized and unrealized gain on derivative financial instruments	0.9	(0.5)	0.4
Other comprehensive income	$11.2	$(4.0)	$7.2

	For the Year Ended December 31, 2022
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation loss	$(144.1)	$2.8	$(141.3)
Change in net realized and unrealized loss on derivative financial instruments	(0.5)	0.0	(0.5)
Change in net unrealized loss on available-for-sale debt securities	(1.3)	0.3	(1.0)
Other comprehensive loss	$(145.9)	$3.1	$(142.8)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Losses on Available-for-Sale Debt Securities	Total
Balance, as of December 31, 2020	$(161.9)	$(0.3)	$—	$(162.2)
Other comprehensive income (loss) before reclassifications	6.8	(0.2)	—	6.6
Amounts reclassified	—	0.6	—	0.6
Net other comprehensive income	6.8	0.4	—	7.2
Balance, as of December 31, 2021	$(155.1)	$0.1	$—	$(155.0)
Other comprehensive income (loss) before reclassifications	(141.3)	0.5	(1.0)	(141.8)
Amounts reclassified	—	(1.0)	—	(1.0)
Net other comprehensive loss	(141.3)	(0.5)	(1.0)	(142.8)
Balance, as of December 31, 2022	$(296.4)	$(0.4)	$(1.0)	$(297.8)
23.Geographic Information
The following table presents Consolidated revenue and Fixed assets (net) of the Company by geographic location. For Affiliates, this information is primarily based on the location of the Affiliates’ headquarters.

	For the Years Ended December 31,
	2020	2021	2022
Consolidated revenue
United States	$1,524.0	$1,838.7	$1,852.6
United Kingdom	462.3	528.6	434.8
Other	41.2	45.1	42.2
Total	$2,027.5	$2,412.4	$2,329.6

	December 31,
	2021	2022
Fixed assets (net)
United States	$58.7	$57.5
United Kingdom	14.6	10.6
Other	0.6	0.4
Total	$73.9	$68.5

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions (Reductions) Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2022	$43.9	$8.3	$(1.1)	$(3.0)	$48.1
2021	35.6	8.3	—	—	43.9
2020	16.9	18.4	0.3	—	35.6

Other Allowances(1)
Year Ending December 31,
2022	$4.8	$—	$—	$(1.3)	$3.5
2021	4.8	—	—	—	4.8
2020	4.1	3.8	—	(3.1)	4.8
__________________________
(1)Other allowances represented reserves on notes received in connection with transfers of the Company’s interests in certain Affiliates, as well as other receivable amounts, which the Company considered uncollectible. Deductions represented the reversal of such reserves upon collection of the amounts due.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2023 annual meeting of stockholders (to be filed within 120 days after December 31, 2022) (the “Proxy Statement”), and is incorporated herein by reference.
Item 11.Executive Compensation
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
Information required by this Item will be set forth in our Proxy Statement, and is incorporated herein by reference.

PART IV
Item 15.Exhibit and Financial Statement Schedules
(a)(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	76

(3) Exhibits: See the Exhibit Index below and incorporated by reference herein.

Item 16.Form 10-K Summary
None.

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 333-34679), filed October 29, 1997)
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-129748), filed November 16, 2005)
3.3	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 28, 2006)
3.4	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed August 3, 2017)
3.5	Amended and Restated By-laws (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 7, 2022)
4.1	Specimen certificate for shares of common stock of the Registrant (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 23, 2018)
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

4.15	Description of Registrant’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 18, 2022)
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

10.12†	Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011)
10.13†	Amendment No. 1 to Affiliated Managers Group, Inc. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.14†	Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.15†	Amendment No. 1 to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.16†	Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-240091), filed July 24, 2020)
10.17†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)

10.18†
Form of Stock Option Agreement pursuant to Affiliated Managers Group, Inc. Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.19†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2002 Stock Option Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.20†	Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.21†
Form of Award Agreement pursuant to Affiliated Managers Group, Inc. Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)

10.22†
Form of Affiliated Managers Group, Inc. Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.23†
Form of Restricted Stock Unit Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)

10.24†
Form of Restricted Stock Unit Award Agreement for Directors pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.25†
Form of Stock Option Award Agreement pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)

10.26†
Form of Stock Option Award Agreement for Directors pursuant to Affiliated Managers Group, Inc. 2020 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.27†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.28†	Annual Director Compensation (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 18, 2022)
10.29
Second Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021)

10.30
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 18, 2022, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed November 21, 2022)

10.31
Fourth Amended and Restated Term Credit Agreement, dated as of October 25, 2021, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021)

10.32
First Amendment to Fourth Amended and Restated Term Credit Agreement, dated as of November 18, 2022, by and among Affiliated Managers Group, Inc., Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed November 21, 2022)

10.33	Form of Equity Distribution Agreement, dated as of May 27, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed May 27, 2022)
10.34	Form of Forward Sale Agreement, dated as of May 27, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed May 27, 2022)
21.1	Schedule of Subsidiaries*
22	Subsidiary Issuers of Guaranteed Securities (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
101	The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020, (ii) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (iii) the Consolidated Statement of Equity for the years ended December 31, 2022, 2021, and 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) the Notes to the Consolidated Financial Statements
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
† Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 17, 2023	By:	/s/ JAY C. HORGEN
Jay C. Horgen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY C. HORGEN	President, Chief Executive Officer (Principal Executive Officer) and Director	February 17, 2023
Jay C. Horgen

/s/ THOMAS M. WOJCIK	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 17, 2023
Thomas M. Wojcik

/s/ KAREN L. ALVINGHAM	Director	February 17, 2023
Karen L. Alvingham

/s/ TRACY A. ATKINSON	Director	February 17, 2023
Tracy A. Atkinson

/s/ DWIGHT D. CHURCHILL	Director	February 17, 2023
Dwight D. Churchill

/s/ REUBEN JEFFERY III	Director	February 17, 2023
Reuben Jeffery III

/s/ FELIX V. MATOS RODRIGUEZ	Director	February 17, 2023
Felix V. Matos Rodriguez

/s/ TRACY P. PALANDJIAN	Director	February 17, 2023
Tracy P. Palandjian

/s/ DAVID C. RYAN	Director	February 17, 2023
David C. Ryan