Form 10-Q
period 2023-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2023-08-07
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 35,046,930 shares of the registrant’s common stock outstanding on August 3, 2023.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Consolidated revenue	$604.1	$512.5	$1,211.4	$1,029.9

Consolidated expenses:
Compensation and related expenses	268.2	228.9	523.2	451.2
Selling, general and administrative	93.1	85.2	182.6	182.3
Intangible amortization and impairments	12.5	12.5	25.0	25.0
Interest expense	27.3	30.9	56.4	61.3
Depreciation and other amortization	4.7	3.3	8.1	7.0
Other expenses (net)	(5.2)	13.8	0.4	28.3
Total consolidated expenses	400.6	374.6	795.7	755.1

Equity method income (net)	30.5	55.8	79.1	114.5

Investment and other income (expense)	(22.0)	26.5	(8.4)	64.3
Income before income taxes	212.0	220.2	486.4	453.6

Income tax expense	38.0	32.8	93.8	77.7
Net income	174.0	187.4	392.6	375.9

Net income (non-controlling interests)	(64.6)	(62.1)	(137.2)	(116.1)
Net income (controlling interest)	$109.4	$125.3	$255.4	$259.8

Average shares outstanding (basic)	38.7	35.9	39.2	35.9
Average shares outstanding (diluted)	44.5	42.1	48.1	40.2

Earnings per share (basic)	$2.83	$3.49	$6.52	$7.23
Earnings per share (diluted)	$2.68	$3.25	$6.10	$6.74

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Net income	$174.0	$187.4	$392.6	$375.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(73.4)	24.5	(85.2)	51.3
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.6)	0.5	(0.6)	0.7
Change in net unrealized gain (loss) on available-for-sale debt securities	—	(0.6)	—	(0.2)
Other comprehensive income (loss), net of tax	(74.0)	24.4	(85.8)	51.8
Comprehensive income	100.0	211.8	306.8	427.7
Comprehensive income (non-controlling interests)	(43.1)	(69.4)	(109.2)	(125.7)
Comprehensive income (controlling interest)	$56.9	$142.4	$197.6	$302.0

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2022	June 30, 2023
Assets
Cash and cash equivalents	$429.2	$785.5
Receivables	316.0	487.1
Investments in marketable securities	716.9	444.2
Goodwill	2,648.7	2,659.6
Acquired client relationships (net)	1,876.0	1,863.1
Equity method investments in Affiliates (net)	2,139.5	1,943.8
Fixed assets (net)	68.5	66.3
Other investments	421.6	457.0
Other assets	264.6	259.5
Total assets	$8,881.0	$8,966.1
Liabilities and Equity
Payables and accrued liabilities	$778.3	$602.5
Debt	2,535.3	2,536.4
Deferred income tax liability (net)	464.7	487.6
Other liabilities	461.7	470.3
Total liabilities	4,240.0	4,096.8
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	465.4	500.9
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued in 2022 and 2023)	0.6	0.6
Additional paid-in capital	695.5	651.9
Accumulated other comprehensive loss	(203.4)	(161.2)
Retained earnings	5,718.2	5,977.2
	6,210.9	6,468.5
Less: Treasury stock, at cost (22.7 shares in 2022 and 23.1 shares in 2023)	(2,980.6)	(3,070.5)
Total stockholders' equity	3,230.3	3,398.0
Non-controlling interests	945.3	970.4
Total equity	4,175.6	4,368.4
Total liabilities and equity	$8,881.0	$8,966.1

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended June 30, 2022	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2022	$0.6	$557.4	$(93.2)	$4,719.4	$(2,515.4)	$924.4	$3,593.2
Net income	—	—	—	109.4	—	64.6	174.0
Other comprehensive loss, net of tax	—	—	(52.5)	—	—	(21.5)	(74.0)
Share-based compensation	—	15.1	—	—	—	—	15.1
Common stock issued under share-based incentive plans	—	(0.2)	—	—	1.2	—	1.0
Share repurchases	—	—	—	—	(80.0)	—	(80.0)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity activity:
Affiliate equity compensation	—	2.0	—	—	—	12.1	14.1
Issuances	—	0.1	—	—	—	1.4	1.5
Purchases	—	(2.5)	—	—	—	2.5	—
Changes in redemption value of Redeemable non-controlling interests	—	79.9	—	—	—	—	79.9
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Capital contributions and other	—	—	—	—	—	10.4	10.4
Distributions to non-controlling interests	—	—	—	—	—	(89.3)	(89.3)
June 30, 2022	$0.6	$651.8	$(145.7)	$4,828.5	$(2,594.2)	$902.8	$3,643.8

Three Months Ended June 30, 2023	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2023	$0.6	$563.9	$(178.3)	$5,852.3	$(2,966.6)	$947.5	$4,219.4
Net income	—	—	—	125.3	—	62.1	187.4
Other comprehensive income, net of tax	—	—	17.1	—	—	7.3	24.4
Share-based compensation	—	14.7	—	—	—	—	14.7
Common stock issued under share-based incentive plans	—	(0.2)	—	—	0.1	—	(0.1)
Share repurchases	—	59.1	—	—	(104.0)	—	(44.9)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	—	(0.4)
Affiliate equity activity:
Affiliate equity compensation	—	7.6	—	—	—	10.6	18.2
Issuances	—	(4.5)	—	—	—	5.9	1.4
Purchases	—	6.8	—	—	—	(1.8)	5.0
Changes in redemption value of Redeemable non-controlling interests	—	4.5	—	—	—	—	4.5
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Capital contributions and other	—	—	—	—	—	15.8	15.8
Distributions to non-controlling interests	—	—	—	—	—	(76.9)	(76.9)
June 30, 2023	$0.6	$651.9	$(161.2)	$5,977.2	$(3,070.5)	$970.4	$4,368.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Six Months Ended June 30, 2022	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2021	$0.6	$651.6	$(87.9)	$4,569.5	$(2,347.4)	$924.2	$3,710.6
Impact of adoption of new accounting standards (ASU 2020-06)	—	(80.6)	—	4.5	—	—	(76.1)
Net income	—	—	—	255.4	—	137.2	392.6
Other comprehensive loss, net of tax	—	—	(57.8)	—	—	(28.0)	(85.8)
Share-based compensation	—	29.8	—	—	—	—	29.8
Common stock issued under share-based incentive plans	—	(30.1)	—	—	17.8	—	(12.3)
Share repurchases	—	—	—	—	(264.6)	—	(264.6)
Dividends ($0.02 per share)	—	—	—	(0.9)	—	—	(0.9)
Affiliate equity activity:
Affiliate equity compensation	—	3.0	—	—	—	26.6	29.6
Issuances	—	(6.8)	—	—	—	22.5	15.7
Purchases	—	(2.0)	—	—	—	(0.4)	(2.4)
Changes in redemption value of Redeemable non-controlling interests	—	86.9	—	—	—	—	86.9
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Capital contributions and other	—	—	—	—	—	34.3	34.3
Distributions to non-controlling interests	—	—	—	—	—	(211.8)	(211.8)
June 30, 2022	$0.6	$651.8	$(145.7)	$4,828.5	$(2,594.2)	$902.8	$3,643.8

Six Months Ended June 30, 2023	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2022	$0.6	$695.5	$(203.4)	$5,718.2	$(2,980.6)	$945.3	$4,175.6
Net income	—	—	—	259.8	—	116.1	375.9
Other comprehensive income, net of tax	—	—	42.2	—	—	9.6	51.8
Share-based compensation	—	29.4	—	—	—	—	29.4
Common stock issued under share-based incentive plans	—	(39.3)	—	—	14.1	—	(25.2)
Share repurchases	—	59.1	—	—	(104.0)	—	(44.9)
Dividends ($0.02 per share)	—	—	—	(0.8)	—	—	(0.8)
Affiliate equity activity:
Affiliate equity compensation	—	6.7	—	—	—	21.9	28.6
Issuances	—	(8.3)	—	—	—	23.0	14.7
Purchases	—	6.0	—	—	—	(1.5)	4.5
Changes in redemption value of Redeemable non-controlling interests	—	(97.2)	—	—	—	—	(97.2)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Capital contributions and other	—	—	—	—	—	12.5	12.5
Distributions to non-controlling interests	—	—	—	—	—	(156.4)	(156.4)
June 30, 2023	$0.6	$651.9	$(161.2)	$5,977.2	$(3,070.5)	$970.4	$4,368.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2022	2023
Cash flow from (used in) operating activities:
Net income	$392.6	$375.9
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	25.0	25.0
Depreciation and other amortization	8.1	7.0
Deferred income tax expense	31.0	24.2
Equity method income (net)	(79.1)	(114.5)
Distributions received from equity method investments	276.4	350.9
Share-based compensation and Affiliate equity compensation expense	56.7	57.4
Net realized and unrealized losses (gains) on investment securities	8.4	(48.2)
Other non-cash items	(8.0)	(0.1)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(29.4)	(21.4)
Sales of securities by consolidated Affiliate sponsored investment products	21.7	24.6
Decrease (increase) in receivables	0.5	(163.8)
Decrease in other assets	9.4	10.0
Decrease in payables, accrued liabilities, and other liabilities	(206.8)	(201.5)
Cash flow from operating activities	506.5	325.5
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(147.8)	—
Return of capital from equity method investments	0.8	—
Purchase of fixed assets	(6.1)	(4.0)
Purchase of investment securities	(35.3)	(215.0)
Maturities and sales of investment securities	16.4	510.1
Cash flow (used in) from investing activities	(172.0)	291.1
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	25.0
Repayments of senior bank debt and junior convertible securities	(58.0)	(25.0)
Repurchases of common stock (net)	(279.9)	(44.3)
Dividends paid on common stock	(0.8)	(0.8)
Distributions to non-controlling interests	(211.8)	(156.4)
Affiliate equity (purchases) / issuances (net)	(19.1)	(8.4)
Subscriptions (redemptions) to consolidated Affiliate sponsored investment products, net	6.9	(5.3)
Other financing items	(53.5)	(50.0)
Cash flow used in financing activities	(616.2)	(265.2)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(20.0)	6.1
Net (decrease) increase in cash and cash equivalents	(301.7)	357.5
Cash and cash equivalents at beginning of period	908.5	429.2
Effect of deconsolidation of Affiliates	—	(1.2)
Cash and cash equivalents at end of period	$606.8	$785.5

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
2.Accounting Standards and Policies
Recent Accounting Developments
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The standard is effective for interim and annual periods beginning after December 15, 2023 for the Company, and is effective for interim and annual periods beginning after December 15, 2024 for the Company’s Affiliates. The Company is evaluating the impact of this standard and it currently does not expect the adoption to have a material impact on its Consolidated Financial Statements.
3.Investments in Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31, 2022	June 30, 2023
Cost	$394.4	$80.1
Unrealized gains	59.9	17.0
Unrealized losses	(6.4)	(1.3)
Fair value	$447.9	$95.8
As of December 31, 2022 and June 30, 2023, investments in equity securities include ordinary shares of EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST), with fair values of $405.1 million and $49.9 million, respectively. The Company received the EQT shares through the sale of its equity interest in Baring Private Equity Asia (“BPEA”), in connection with the strategic combination of BPEA and EQT, which was completed in the fourth quarter of 2022. In July 2023, the Company sold its remaining 2.6 million ordinary shares of EQT.
As of December 31, 2022 and June 30, 2023, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $23.5 million and $20.6 million, respectively.
For the three and six months ended June 30, 2022, the Company recognized net unrealized losses on equity securities still held as of June 30, 2022 of $18.7 million and $24.9 million, respectively. For the three and six months ended June 30, 2023,

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

the Company recognized net unrealized gains on equity securities still held as of June 30, 2023 of $2.6 million and $3.9 million, respectively.
Debt Securities
The following table summarizes the cost, unrealized losses, and fair value of investments in U.S. Treasury securities classified as available-for-sale, of which $176.5 million mature in 2023 and $152.6 million mature in 2024, and consolidated Affiliate sponsored investment products classified as trading:

	Available-for-Sale		Trading
	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023
Cost	$252.3	$330.8	$19.7	$20.3
Unrealized losses	(1.3)	(1.7)	(1.7)	(1.0)
Fair value	$251.0	$329.1	$18.0	$19.3
For the three months ended June 30, 2022 and 2023, and for the six months ended June 30, 2022 there were no maturities or sales of available-for-sale securities. For the six months ended June 30, 2023, the Company received $101.7 million of proceeds from the maturity of available-for-sale securities.
For the three and six months ended June 30, 2022, the Company recognized net unrealized losses on debt securities classified as trading still held as of June 30, 2022 of $1.9 million and $2.7 million, respectively. For the three and six months ended June 30, 2023, the Company recognized net unrealized gains (losses) on debt securities classified as trading still held as of June 30, 2023 of $0.0 million and $(0.0) million, respectively.
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

	December 31, 2022		June 30, 2023
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$356.4	$158.3	$378.5	$154.3
Investments in other strategies(2)	14.8	—	28.1	—
Total(3)	$371.2	$158.3	$406.6	$154.3
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
(3)Fair value attributable to the controlling interest was $275.1 million and $295.7 million as of December 31, 2022 and June 30, 2023, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

	December 31, 2022	June 30, 2023
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the three and six months ended June 30, 2023, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in Other investments:

	For the Three Months Ended June 30,
	2022			2023
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$343.7	$50.4	$394.1	$375.6	$50.4	$426.0
Purchases and commitments	12.1	—	12.1	36.2	—	36.2
Sales and distributions	(7.8)	—	(7.8)	(17.4)	—	(17.4)
Net realized and unrealized (losses) gains	(13.7)	—	(13.7)	$12.2	$—	$12.2
Balance, end of period	$334.3	$50.4	$384.7	$406.6	$50.4	$457.0

	For the Six Months Ended June 30,
	2022			2023
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$324.8	$50.4	$375.2	$371.2	$50.4	$421.6
Purchases and commitments	27.1	—	27.1	46.0	—	46.0
Sales and distributions	(19.3)	—	(19.3)	(28.9)	—	(28.9)
Net realized and unrealized gains	1.7	—	1.7	$18.3	$—	$18.3
Balance, end of period	$334.3	$50.4	$384.7	$406.6	$50.4	$457.0
5.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	December 31, 2022
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$447.9	$305.6	$142.3	$—
Investments in debt securities(1)	269.0	—	269.0	—
Derivative financial instruments(2)	0.5	—	0.5	—
Financial Liabilities(3)
Contingent payment obligations	$21.0	$—	$—	$21.0
Affiliate equity purchase obligations	24.5	—	—	24.5
Derivative financial instruments	0.9	—	0.9	—

		Fair Value Measurements
	June 30, 2023
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$95.8	$95.8	$—	$—
Investments in debt securities(1)	348.4	—	348.4	—
Derivative financial instruments(2)	1.9	—	1.9	—
Financial Liabilities(3)
Contingent payment obligations	$23.4	$—	$—	$23.4
Affiliate equity purchase obligations	68.4	—	—	68.4
Derivative financial instruments	1.5	—	1.5	—
__________________________
(1)Amounts are presented within Investments in marketable securities on the Consolidated Balance Sheets.
(2)Amounts are presented within Other assets on the Consolidated Balance Sheets.
(3)Amounts are presented within Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in level 3 liabilities:

	For the Three Months Ended June 30,
	2022		2023
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$31.4	$47.6	$22.9	$60.9
Purchases and issuances(1)	—	7.9	—	26.8
Settlements and reductions	—	(26.9)	—	(16.8)
Net realized and unrealized (gains) losses(2)	(17.2)	(3.6)	0.5	(2.5)
Balance, end of period	$14.2	$25.0	$23.4	$68.4

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(17.2)	$(3.5)	$0.5	$(1.8)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30,
	2022		2023
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$40.3	$12.6	$21.0	$24.5
Purchases and issuances(1)	—	48.5	—	71.0
Settlements and reductions	—	(32.2)	—	(24.3)
Net realized and unrealized (gains) losses(2)	(26.1)	(3.9)	2.4	(2.8)
Balance, end of period	$14.2	$25.0	$23.4	$68.4

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(26.1)	$(3.8)	$2.4	$(2.1)
___________________________
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
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2022			June 30, 2023
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo Simulation	Volatility	$21.0	18% - 25%	18%	$23.4	20% - 25%	20%
		Discount rates		6%	6%		5% - 7%	6%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$24.5	(3)% - 6%	1%	$68.4	(9)% - 6%	(2)%
		Discount rates		14% - 17%	14%		12% - 17%	14%
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
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2022		June 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,098.7	$1,024.6	$1,099.0	$1,019.9	Level 2
Junior subordinated notes	765.9	552.3	765.9	594.6	Level 2
Junior convertible securities	341.7	346.9	341.7	343.0	Level 2
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
The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2022		June 30, 2023
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,273.5	$2,051.6	$916.9	$1,846.8
As of December 31, 2022 and June 30, 2023, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,139.5 million and $1,943.8 million, respectively, including Affiliates accounted for under the equity method considered VREs of $87.9 million and $97.0 million, respectively.
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

	December 31, 2022		June 30, 2023
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$4,878.6	$15.3	$5,600.1	$22.5

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

7.Debt
The following table summarizes the Company’s Debt:

	December 31, 2022	June 30, 2023
Senior bank debt	$349.9	$349.9
Senior notes	1,095.2	1,096.0
Junior subordinated notes	751.6	751.8
Junior convertible securities	338.6	338.7
Debt	$2,535.3	$2,536.4
The Company’s senior notes, junior subordinated notes, and junior convertible securities are carried at amortized cost. Unamortized discounts and debt issuance costs are presented within the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.
Senior Bank Debt
The Company has a $1.25 billion senior unsecured multicurrency revolving credit facility (the “revolver”) and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on October 25, 2027 and the term loan matures on October 23, 2026. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10% or prime rate, plus a marginal rate determined based on its credit rating. As of June 30, 2023, the interest rate for the Company’s outstanding borrowings under the term loan was term-SOFR plus a SOFR adjustment of 0.10% plus the marginal rate of 0.85%. As of December 31, 2022 and June 30, 2023, the Company had no outstanding borrowings under the revolver.
Senior Notes
As of June 30, 2023, the Company had senior notes outstanding. The carrying values of the senior notes are accreted to their principal amount at maturity over the remaining life of the underlying instrument. The principal terms of the senior notes outstanding as of June 30, 2023 were as follows:

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
Junior Subordinated Notes

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of June 30, 2023, the Company had junior subordinated notes outstanding, the respective principal terms of which are presented below:

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
Junior Convertible Securities
As of June 30, 2023, the Company had $341.7 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2022 and June 30, 2023, the unamortized issuance costs related to the junior convertible securities were $3.1 million and $3.0 million, respectively.
The following table presents interest expense recognized in connection with the junior convertible securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Contractual interest expense	$4.5	$4.4	$9.5	$8.8
Amortization of debt issuance costs	0.1	0.1	0.1	0.1
Total	$4.6	$4.5	$9.6	$8.9

Effective interest rate	5.20%	5.21%	5.21%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company. The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share. The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to the Company’s most recent Annual Report on Form 10-K. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the six months ended June 30, 2022, the Company

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

repurchased a portion of its junior convertible securities for a purchase price of $60.9 million and as a result of these repurchases, the Company reduced its Deferred income tax liability (net) by $11.7 million. The Company did not repurchase any of its junior convertible securities during the six months ended June 30, 2023.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of June 30, 2023, these unfunded commitments were $154.3 million and may be called in future periods.
As of June 30, 2023, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2023	2024	2025
Deferred payment obligations	$65.0	$—	$65.0	$21.7	$43.3	$—
Contingent payment obligations(1)	18.0	5.4	23.4	—	21.8	1.6
__________________________
(1)Fair value as of June 30, 2023. The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to the co-investor), of which $100.0 million and $10.0 million may become payable in 2024 and 2025, respectively.
As of June 30, 2023, the Company was contingently liable to make payments of $153.5 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, all of which may become payable from 2024 through 2029. As of June 30, 2023, the Company expected to make payments of approximately $13 million. In the event certain financial targets are not met at one of the Company’s Affiliates accounted for under the equity method, the Company may receive payments of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
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
9.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

Goodwill
Balance, as of December 31, 2022	$2,648.7
Foreign currency translation	16.0
Other	(5.1)
Balance, as of June 30, 2023	$2,659.6

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2022	$1,355.1	$(1,069.7)	$285.4	$1,590.6	$1,876.0
Intangible amortization and impairments	—	(25.0)	(25.0)	—	(25.0)
Foreign currency translation	1.6	(1.3)	0.3	15.9	16.2
Transfers(1)	(10.3)	10.3	—	(4.1)	(4.1)
Balance, as of June 30, 2023	$1,346.4	$(1,085.7)	$260.7	$1,602.4	$1,863.1
__________________________
(1)Transfers include acquired client relationships at Affiliates that were deconsolidated during the period.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense within Intangible amortization and impairments in the Consolidated Statements of Income for these relationships of $12.5 million and $25.0 million for the three and six months ended June 30, 2022, respectively, and $12.5 million and $25.0 million for the three and six months ended June 30, 2023, respectively. Based on relationships existing as of June 30, 2023, the Company estimates that its consolidated amortization expense will be approximately $25 million for the remainder of 2023, approximately $35 million in 2024, approximately $30 million in each of 2025, 2026, and 2027, and approximately $25 million in 2028.
As of June 30, 2023, no impairments of indefinite-lived acquired client relationships were indicated.
In July 2023, the Company entered into an agreement with a third party and one of the Company’s consolidated Affiliates, under which the third party will acquire 100% of the outstanding equity interests in the Affiliate. Pursuant to the terms of the agreement, the Company will receive gross cash proceeds of approximately $294 million. The Affiliate will continue to be included in the Company’s results until closing of the transaction, which is expected to occur in the second half of 2023, and is subject to customary closing conditions. As of August 7, 2023, the gain on the transaction cannot be estimated because it is dependent on the amount of goodwill allocated to the Affiliate, which cannot be determined until closing.
10.Equity Method Investments in Affiliates
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
Equity method investments in Affiliates (net) consisted of the following:

	December 31, 2022	June 30, 2023
Goodwill	$1,262.4	$1,280.7
Definite-lived acquired client relationships (net)	479.4	441.5
Indefinite-lived acquired client relationships (net)	119.0	121.7
Undistributed earnings and tangible capital	278.7	99.9
Equity method investments in Affiliates (net)	$2,139.5	$1,943.8
The following table presents the change in Equity method investments in Affiliates (net):

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2022	$2,139.5
Earnings	156.3
Intangible amortization and impairments	(41.8)
Distributions of earnings	(352.3)
Foreign currency translation	29.2
Other	12.9
Balance, as of June 30, 2023	$1,943.8
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recorded amortization expense for these relationships of $34.6 million and $57.9 million for the three and six months ended June 30, 2022, respectively, and $20.9 million and $41.8 million for the three and six months ended June 30, 2023, respectively. Based on relationships existing as of June 30, 2023, the Company estimates the amortization expense attributable to its Affiliates will be approximately $42 million for the remainder of 2023, approximately $50 million in each of 2024 and 2025, approximately $45 million in each of 2026 and 2027, and approximately $35 million in 2028.
The Company had 20 Affiliates accounted for under the equity method as of December 31, 2022 and June 30, 2023. The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses. The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate. These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
In June 2023, the Company entered into an agreement to acquire a minority equity interest in Forbion Group Holding B.V. (“Forbion”), a pan-European venture capital and growth equity firm focused on investing in high-quality life sciences companies. Following the close of the transaction, Forbion partners will continue to hold a significant majority of the equity of the business and direct its day-to-day operations. The transaction is expected to close during the second half of 2023, and is subject to customary closing conditions.
11.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are presented within Other liabilities and were $21.0 million and $19.2 million as of December 31, 2022 and June 30, 2023, respectively.
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
The Company has related party transactions in association with its deferred and contingent payment obligations, and Affiliate equity transactions, as more fully described in Notes 8, 13, and 14.
12.Share-Based Compensation
The following table presents share-based compensation expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Share-based compensation	$15.1	$14.7	$29.8	$29.4
Tax benefit	1.9	1.9	3.7	3.7
As of December 31, 2022, the Company had unrecognized share-based compensation expense of $64.7 million. As of June 30, 2023, the Company had unrecognized share-based compensation expense of $82.7 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units–December 31, 2022	1.1	$106.88
Units granted	0.3	159.91
Units vested	(0.4)	87.22
Units forfeited	(0.0)	129.13
Performance condition changes	0.0	73.81
Unvested units–June 30, 2023	1.0	131.67
For the six months ended June 30, 2022 and 2023, the Company granted restricted stock units with fair values of $46.3 million and $48.3 million, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding–December 31, 2022	3.2	$76.81
Options granted	—	—
Options exercised	(0.0)	127.77
Options forfeited	—	—
Options expired	—	—
Performance condition changes	—	—
Unexercised options outstanding–June 30, 2023	3.2	76.74	3.2
Exercisable at June 30, 2023	0.0	121.51	3.2
For the six months ended June 30, 2022, the Company granted stock options with fair values of $1.8 million. The Company did not grant any stock options during the six months ended June 30, 2023. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

For the six months ended June 30, 2022, the weighted average fair value of options granted was $47.84. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

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
The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2022	$465.4
Decrease attributable to consolidated Affiliate sponsored investment products	(4.1)
Transfers to Other liabilities	(57.7)
Transfers from Non-controlling interests	0.1
Changes in redemption value	97.2
Balance, as of June 30, 2023(1)	$500.9
___________________________
(1)As of December 31, 2022 and June 30, 2023, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $20.1 million and $16.0 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $211.8 million and $156.4 million for the six months ended June 30, 2022 and 2023, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals. The Company has the right to settle a portion of these purchases in shares of its common stock. For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements. For the six months ended June 30, 2022 and 2023, the amount of cash paid for purchases was $32.2 million and $21.8 million, respectively. For the six months ended June 30, 2022 and 2023, the total amount of cash received for issuances was $13.1 million and $13.4 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Controlling interest	$(1.4)	$6.8	$0.3	$6.1
Non-controlling interests	12.1	10.6	26.6	21.9
Total	$10.7	$17.4	$26.9	$28.0
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2022	$31.4	5 years	$284.6	7 years
June 30, 2023	29.5	5 years	271.0	6 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $11.6 million and $6.9 million as of December 31, 2022 and June 30, 2023, respectively, and was included in Other assets. The total payable was $24.5 million and $68.4 million as of December 31, 2022 and June 30, 2023, respectively, and was included in Other liabilities.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Net income (controlling interest)	$109.4	$125.3	$255.4	$259.8
Increase (decrease) in controlling interest paid-in capital from Affiliate equity issuances	1.5	(5.0)	4.9	(8.6)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(4.0)	(10.5)	(29.9)	(38.0)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$106.9	$109.8	$230.4	$213.2
15.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Controlling interest:
Current taxes	$25.1	$18.7	$55.4	$49.9
Intangible-related deferred taxes	12.8	15.0	28.5	29.8
Other deferred taxes	(2.0)	(2.1)	2.5	(5.6)
Total controlling interest	35.9	31.6	86.4	74.1
Non-controlling interests:
Current taxes	$2.1	$1.2	$7.4	$3.6
Deferred taxes	—	—	—	—
Total non-controlling interests	2.1	1.2	7.4	3.6
Income tax expense	$38.0	$32.8	$93.8	$77.7
Income before income taxes (controlling interest)	$145.3	$156.9	$341.8	$333.9

Effective tax rate (controlling interest)(1)	24.7%	20.1%	25.3%	22.2%
___________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three months ended June 30, 2022 was not meaningfully different than the marginal tax rate of 24.5%. The Company’s effective tax rate (controlling interest) for the six months ended June 30, 2022 was higher than the marginal tax rate, primarily due to a tax expense resulting from non-deductible compensation, partially offset by tax benefits from the reduction of certain valuation allowances on foreign net operating losses.
The Company’s effective tax rate (controlling interest) for the three months ended June 30, 2023 was lower than the marginal tax rate of 24.5%, primarily due to tax benefits resulting from a decrease in the Company’s 2022 estimated foreign tax expense. The Company’s effective tax rate (controlling interest) for the six months ended June 30, 2023 was lower than the marginal tax rate due to tax benefits resulting from a decrease in the Company’s 2022 estimated foreign tax expense and tax windfalls attributable to share-based compensation.
In August 2022, the Inflation Reduction Act was enacted into law. The relevant provisions of the Inflation Reduction Act for the Company are the 15% corporate alternative minimum income tax and the 1% excise tax on repurchases of the Company’s common stock. These provisions are effective as of January 1, 2023. The Company currently does not expect the Inflation Reduction Act to have a material impact on its Consolidated Financial Statements. The Company records the excise tax as part of the cost basis of its common stock repurchased.
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
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Numerator
Net income (controlling interest)	$109.4	$125.3	$255.4	$259.8
Income from hypothetical settlement of Redeemable non-controlling interests, net of taxes	6.6	8.2	30.8	4.5
Interest expense on junior convertible securities, net of taxes	3.5	3.4	7.3	6.7
Net income (controlling interest), as adjusted	$119.5	$136.9	$293.5	$271.0
Denominator
Average shares outstanding (basic)	38.7	35.9	39.2	35.9
Effect of dilutive instruments:
Stock options and restricted stock units	1.2	1.7	1.3	1.8
Hypothetical issuance of shares to settle Redeemable non-controlling interests	2.8	2.8	5.7	0.8
Junior convertible securities	1.8	1.7	1.9	1.7
Average shares outstanding (diluted)	44.5	42.1	48.1	40.2
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2023	2022	2023
Stock options and restricted stock units	0.3	0.2	0.3	0.3
Shares issuable to settle Redeemable non-controlling interests	4.6	2.5	1.8	3.8
For the three and six months ended June 30, 2023, under its authorized share repurchase programs, the Company repurchased 0.7 million shares of its common stock at an average price per share of $125.13.
In December 2022, the Company entered into an accelerated share repurchase agreement to repurchase shares of its common stock in exchange for an upfront payment of $225.0 million. The Company received an initial share delivery of 1.1 million shares in December 2022, which represented 80% of the upfront payment based on the closing price of its common stock on the agreement date. In June 2023, the Company received a final share delivery of 0.4 million shares. Under this agreement the Company repurchased a total of 1.5 million shares at an average price of $147.29 per share.
17.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended June 30,
	2022			2023
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain (loss)	$(71.8)	$(1.6)	$(73.4)	$25.7	$(1.2)	$24.5
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.6)	0.0	(0.6)	0.5	0.0	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—	—	(0.8)	0.2	(0.6)
Other comprehensive income (loss)	$(72.4)	$(1.6)	$(74.0)	$25.4	$(1.0)	$24.4

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30,
	2022			2023
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain (loss)	$(83.1)	$(2.1)	$(85.2)	$55.2	$(3.9)	$51.3
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.6)	0.0	(0.6)	0.7	0.0	0.7
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—	—	(0.3)	0.1	(0.2)
Other comprehensive income (loss)	$(83.7)	$(2.1)	$(85.8)	$55.6	$(3.8)	$51.8
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Gains (Losses) on Investment Available-for-Sale Debt Securities	Total
Balance, as of December 31, 2022	$(296.4)	$(0.4)	$(1.0)	$(297.8)
Other comprehensive income (loss) before reclassifications	51.3	0.8	(0.2)	51.9
Amounts reclassified	—	(0.1)	—	(0.1)
Net other comprehensive income (loss)	51.3	0.7	(0.2)	51.8
Balance, as of June 30, 2023	$(245.1)	$0.3	$(1.2)	$(246.0)

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
Executive Overview
AMG is a leading partner to independent investment management firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. Our innovative partnership approach enables each Affiliate’s management team to own significant equity in their firm while maintaining operational and investment autonomy. In addition, we offer our Affiliates growth capital, distribution, and other strategic value-added capabilities, which enhance the long-term growth of these independent businesses, and enable them to align equity incentives across generations of principals to build enduring franchises. As of June 30, 2023, our aggregate assets under management were approximately $674 billion across a broad range of differentiated investment strategies.
In June 2023, we entered into an agreement to acquire a minority equity interest in Forbion Group Holding B.V. (“Forbion”), a pan-European venture capital and growth equity firm focused on investing in high-quality life sciences companies. Following the close of the transaction, Forbion partners will continue to hold a significant majority of the equity of the business and direct its day-to-day operations. The transaction is expected to close during the second half of 2023, and is subject to customary closing conditions.
In July 2023, we entered into an agreement with a third party and one of our consolidated Affiliates, under which the third party will acquire 100% of the outstanding equity interests in the Affiliate. Pursuant to the terms of the agreement, we will receive gross cash proceeds of approximately $294 million. The Affiliate will continue to be included in our results until closing of the transaction, which is expected to occur in the second half of 2023, and is subject to customary closing conditions.
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

The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in billions, except as noted)	2022	2023	% Change	2022	2023	% Change
Assets under management	$690.9	$673.9	(2)%	$690.9	$673.9	(2)%
Average assets under management	728.1	668.9	(8)%	757.7	664.7	(12)%
Aggregate fees (in millions)	1,179.6	1,003.1	(15)%	2,510.0	2,508.2	(0)%
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
Assets Under Management
Our Affiliates provide a diverse range of differentiated return streams through their specialized investment processes. We continue to see client demand for alternative strategies, as evidenced by our net inflows in this category for the three and six months ended June 30, 2023. At the same time, our equity strategies saw outflows, particularly in global equities, in line with client cash flow trends across the industry. We continue to invest in areas of long-term client demand — including private markets, liquid alternatives, sustainable investment strategies, wealth management, and Asia — through new and existing Affiliates, to better position AMG to benefit from industry growth trends. We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in additional high-quality firms across the global investment management industry.
The following charts present information regarding the composition of our assets under management by strategy and client type as of June 30, 2023:

Assets Under Management

___________________________
(1)Alternatives include private markets strategies, which accounted for 15% of our assets under management as of June 30, 2023.
The following tables present changes in our assets under management by strategy and client type for the three and six months ended June 30, 2023:

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
March 31, 2023	$223.7	$192.6	$137.0	$114.7	$668.0
Client cash inflows and commitments	5.6	4.5	4.8	4.7	19.6
Client cash outflows	(5.3)	(12.2)	(7.9)	(4.7)	(30.1)
Net client cash flows	0.3	(7.7)	(3.1)	(0.0)	(10.5)
Market changes	1.7	4.4	6.5	2.2	14.8
Foreign exchange(1)	1.1	1.6	0.4	0.2	3.3
Realizations and distributions (net)	(1.2)	(0.1)	(0.0)	(0.1)	(1.4)
Other(2)	0.1	(0.3)	(0.1)	0.0	(0.3)
June 30, 2023	$225.7	$190.5	$140.7	$117.0	$673.9

By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
March 31, 2023	$337.9	$196.6	$133.5	$668.0
Client cash inflows and commitments	7.4	7.3	4.9	19.6
Client cash outflows	(13.5)	(10.8)	(5.8)	(30.1)
Net client cash flows	(6.1)	(3.5)	(0.9)	(10.5)
Market changes	6.1	5.9	2.8	14.8
Foreign exchange(1)	1.9	1.1	0.3	3.3
Realizations and distributions (net)	(0.8)	(0.6)	(0.0)	(1.4)
Other(2)	0.2	(0.3)	(0.2)	(0.3)
June 30, 2023	$339.2	$199.2	$135.5	$673.9

By Strategy - Year to Date

	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2022	$220.9	$186.1	$133.3	$110.5	$650.8
Client cash inflows and commitments	15.7	9.3	9.8	9.7	44.5
Client cash outflows	(11.6)	(22.1)	(15.2)	(9.3)	(58.2)
Net client cash flows	4.1	(12.8)	(5.4)	0.4	(13.7)
Market changes	1.7	15.2	12.3	5.8	35.0
Foreign exchange(1)	1.9	2.4	0.5	0.2	5.0
Realizations and distributions (net)	(2.7)	(0.1)	(0.0)	(0.1)	(2.9)
Other(2)	(0.2)	(0.3)	(0.0)	0.2	(0.3)
June 30, 2023	$225.7	$190.5	$140.7	$117.0	$673.9

By Client Type - Year to Date

	Institutional	Retail	High Net Worth	Total
December 31, 2022	$333.5	$188.9	$128.4	$650.8
Client cash inflows and commitments	16.8	17.5	10.2	44.5
Client cash outflows	(25.2)	(22.4)	(10.6)	(58.2)
Net client cash flows	(8.4)	(4.9)	(0.4)	(13.7)
Market changes	13.4	14.0	7.6	35.0
Foreign exchange(1)	2.8	1.9	0.3	5.0
Realizations and distributions (net)	(2.1)	(0.7)	(0.1)	(2.9)
Other(2)	(0.0)	0.0	(0.3)	(0.3)
June 30, 2023	$339.2	$199.2	$135.5	$673.9
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
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	19%	95%	84%	84%
Global equity(2)	28%	45%	38%	63%
U.S. equity(2)	21%	66%	74%	80%
Multi-asset and fixed income(3)	17%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(4)	15%	96%	92%
__________________________
(1)Past performance is not indicative of future results. Performance and AUM information is as of June 30, 2023 and is based on data available at the time of calculation. Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
(4)For private markets products, performance is reported as the percentage of assets that have outperformed benchmarks on a since-inception internal rate of return basis. Benchmarks utilized include a combination of public market equivalents, peer medians, and absolute returns where benchmarks are not available. For purposes of investment performance comparisons, the latest vintage comparison includes the most recent vehicles and strategies (traditional long-duration investment funds, customized vehicles, and other evergreen vehicles and product structures) where meaningful performance is available and calculable. In order to illustrate the performance of our private markets product category over a longer period of history, the last three vintages comparison incorporates the latest vintage vehicles and the prior two vintages for traditional long-duration investment funds, as well as additional vehicles and strategies launched during the equivalent time period as the last three vintages of traditional long-duration investment funds. Due to the nature of these investments and vehicles, reported performance is typically on a three- to six-month lag basis.
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
In some cases, if product returns exceed certain performance thresholds, we will participate in performance-based fees. Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance-based fees are generally billed less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance. As of June 30, 2023, approximately 26% of our total assets under management could potentially earn performance-based fees. These percentages were approximately 12% and 47% of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively. We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominately earned by our Affiliates accounted for under the equity method.
Aggregate fees were $1,003.1 million for the three months ended June 30, 2023, a decrease of $176.5 million or 15% as compared to the three months ended June 30, 2022. The decrease in our aggregate fees was due to a $128.3 million or 11% decrease from asset-based fees and a $48.2 million or 4% decrease from performance-based fees, primarily in our liquid alternative and private markets strategies. The decrease in asset-based fees was principally due to a decrease in our average assets under management, primarily in our global equity strategies, and the impact of the BPEA Transaction (as defined in “Supplemental Financial Performance Measures”).
Aggregate fees were $2,508.2 million for the six months ended June 30, 2023, a decrease of $1.8 million as compared to the six months ended June 30, 2022. The decrease in our aggregate fees was due to a $316.1 million or 13% decrease from asset-based fees, offset by a $314.3 million or 13% increase from performance-based fees, primarily in our liquid alternative strategies. The decrease in asset-based fees was principally due to a decrease in our average assets under management, primarily in our global equity strategies, and the impact of the BPEA Transaction.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Net income (controlling interest)	$109.4	$125.3	15%	$255.4	$259.8	2%
Adjusted EBITDA (controlling interest)(1)	214.9	214.3	(0)%	454.9	431.1	(5)%
Economic net income (controlling interest)(1)	161.6	167.3	4%	340.1	325.4	(4)%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. Our Adjusted EBITDA (controlling interest) decreased $0.6 million in the three months ended June 30, 2023 primarily due to a $176.5 million or 15% decrease in aggregate fees. Adjusted EBITDA decreased less than aggregate fees on a percentage basis primarily due to the recognition of performance-based fees earned by Affiliates in which we hold a greater economic interest.

For the six months ended June 30, 2023, our Adjusted EBITDA (controlling interest) decreased $23.8 million or 5%, primarily due to the recognition of performance-based fees in the three months ended March 31, 2023 earned by Affiliates in which we hold less of an economic interest, and the impact of the BPEA Transaction.
For the three months ended June 30, 2023, our Net income (controlling interest) increased $15.9 million or 15%. This increase was primarily due to a $29.7 million increase in Investment and other income attributable to the controlling interest and a $25.3 million increase in Equity method income (net). These increases were partially offset by a $91.6 million, or 15% decrease in Consolidated revenue and an increase in Other expenses (net) attributable to the controlling interest, primarily due to a $17.7 million increase in expenses related to changes in the values of contingent payment obligations.
For the six months ended June 30, 2023, our Net income (controlling interest) increased $4.4 million or 2%. This increase was primarily due to a $43.2 million increase in Investment and other income attributable to the controlling interest and a $35.4 million increase in Equity method income (net). These increases were partially offset by a $181.5 million, or 15%, decrease in Consolidated revenue and an increase in Other expenses (net) attributable to the controlling interest, primarily due to a $28.5 million increase in expenses related to changes in the values of contingent payment obligations.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods. For the three months ended June 30, 2023, our Economic net income (controlling interest) increased $5.7 million or 4%, primarily due to a $6.5 million decrease in current and other deferred taxes.
For the six months ended June 30, 2023, our Economic net income (controlling interest) decreased $14.7 million or 4%, primarily due to a $23.8 million decrease in Adjusted EBITDA (controlling interest), partially offset by a $13.6 million decrease in current and other deferred taxes.
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
Consolidated Revenue
The following table presents our consolidated Affiliate average assets under management and Consolidated revenue:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2022	2023	% Change	2022	2023	% Change
Consolidated Affiliate average assets under management (in billions)	$430.2	$402.4	(6)%	$452.2	$400.7	(11)%
Consolidated revenue	$604.1	$512.5	(15)%	$1,211.4	$1,029.9	(15)%
Our Consolidated revenue decreased $91.6 million or 15% for the three months ended June 30, 2023, due to a $47.1 million or 8% decrease from performance-based fees, primarily in our private markets strategies, and a $44.5 million or 7% decrease from asset-based fees. The decrease in asset-based fees was principally due to a decrease in consolidated Affiliate average assets under management, primarily in our global equity strategies.
Our Consolidated revenue decreased $181.5 million or 15% for the six months ended June 30, 2023, due to a $135.3 million or 11% decrease from asset-based fees and a $46.2 million or 4% decrease from performance-based fees, primarily in our private markets strategies. The decrease in asset-based fees was due to a decrease in consolidated Affiliate average assets under management, primarily in our global equity strategies.
Consolidated Expenses
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates.
The following table presents our Consolidated expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2022	2023		2022	2023
Compensation and related expenses	$268.2	$228.9	(15)%	$523.2	$451.2	(14)%
Selling, general and administrative	93.1	85.2	(8)%	182.6	182.3	(0)%
Intangible amortization and impairments	12.5	12.5	0%	25.0	25.0	(0)%
Interest expense	27.3	30.9	13%	56.4	61.3	9%
Depreciation and other amortization	4.7	3.3	(30)%	8.1	7.0	(14)%
Other expenses (net)	(5.2)	13.8	N.M.(1)	0.4	28.3	N.M.(1)
Total consolidated expenses	$400.6	$374.6	(6)%	$795.7	$755.1	(5)%
__________________________
(1)Percentage change is not meaningful.
Compensation and related expenses decreased $39.3 million or 15% for the three months ended June 30, 2023, primarily due to a $45.2 million decrease in compensation correlated to the decrease in Consolidated revenue, partially offset by a $6.7 million increase in Affiliate equity compensation expense.
Compensation and related expenses decreased $72.0 million or 14% for the six months ended June 30, 2023, primarily due to a $72.1 million decrease in compensation correlated to the decrease in Consolidated revenue.
Selling, general and administrative expenses decreased $7.9 million or 8% for the three months ended June 30, 2023, primarily due to a $5.6 million decrease in distribution and investment-related expenses principally as a result of a decrease in average assets under management on which these expenses are incurred and a $3.0 million decrease in professional fees.

Selling, general and administrative expenses decreased $0.3 million for the six months ended June 30, 2023, primarily due to a $7.4 million decrease in distribution and investment-related expenses principally as a result of a decrease in average assets under management on which these expenses are incurred. This decrease was partially offset by a $4.1 million increase in professional fees and a $3.1 million increase in travel-related expenses.
There were no significant changes in Intangible amortization and impairments for the three and six months ended June 30, 2023.
Interest expense increased $3.6 million or 13% for the three months ended June 30, 2023, primarily due to a $3.8 million increase resulting from higher interest rates on our term loan.
Interest expense increased $4.9 million or 9% for the six months ended June 30, 2023, primarily due to a $7.7 million increase resulting from higher interest rates on our term loan. This increase was partially offset by a $2.9 million decrease resulting from repurchases of our junior convertible securities in the first half of 2022.
There were no significant changes in Depreciation and other amortization for the three and six months ended June 30, 2023.
Other expenses (net) increased $19.0 million for the three months ended June 30, 2023, primarily due to a $17.7 million increase in expenses related to changes in the values of contingent payment obligations.
Other expenses (net) increased $27.9 million for the six months ended June 30, 2023, primarily due to a $28.5 million increase in expenses related to changes in the values of contingent payment obligations.
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
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings, equity method intangible amortization, and equity method intangible impairments, if any, which in aggregate form Equity method income (net):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2022	2023	% Change	2022	2023	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$297.9	$266.5	(11)%	$305.5	$264.0	(14)%
Equity method revenue	$575.5	$490.6	(15)%	$1,298.6	$1,478.3	14%

Financial Performance Measures
Equity method earnings	$65.1	$76.7	18%	$137.0	$156.3	14%
Equity method intangible amortization	(34.6)	(20.9)	(40)%	(57.9)	(41.8)	(28)%
Equity method income (net)	$30.5	$55.8	83%	$79.1	$114.5	45%
Our equity method revenue decreased $84.9 million or 15% for the three months ended June 30, 2023, due to an $83.8 million or 15% decrease from asset-based fees. The decrease in asset-based fees was primarily due to the impact of the BPEA Transaction, partially offset by changes in the composition of our assets under management.
While equity method revenue decreased $84.9 million or 15% for the three months ended June 30, 2023, equity method earnings increased $11.6 million or 18%. Equity method earnings increased primarily due to the recognition of performance-based fees at Affiliates in which we hold more of an economic interest.
Equity method intangible amortization decreased $13.7 million or 40% for the three months ended June 30, 2023, primarily due to a $12.6 million decrease due to a decline in actual and expected client attrition for certain definite-lived acquired client relationships and a $2.7 million decrease in amortization expense related to certain definite-lived assets being fully amortized. These decreases were partially offset by a $1.6 million increase in amortization expense due to an investment in a new Affiliate.
Our equity method revenue increased $179.7 million or 14% for the six months ended June 30, 2023, principally due to a $360.5 million or 27% increase from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $180.8 million or 13% decrease from asset-based fees. The decrease in asset-based fees was primarily due to the impact of the BPEA Transaction, partially offset by changes in the composition of our assets under management.
For the six months ended June 30, 2023, equity method earnings increased $19.3 million or 14%, primarily due to a $179.7 million or 14% increase in equity method revenue.
Equity method intangible amortization decreased $16.1 million or 28% for the six months ended June 30, 2023, primarily due to a $13.9 million decrease due to a decline in actual and expected client attrition for certain definite-lived acquired client relationships and a $5.4 million decrease in amortization expense related to certain definite-lived assets being fully amortized. These decreases were partially offset by a $3.2 million increase in amortization expense due to an investment in a new Affiliate.
Investment and Other Income (Expense)
The following table presents our Investment and other income (expense):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Investment and other income (expense)	$(22.0)	$26.5	N.M.(1)	$(8.4)	$64.3	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Investment and other income increased $48.5 million for the three months ended June 30, 2023, primarily due to increases in net realized and unrealized gains on Other investments and Investments in marketable securities of $23.6 million and $19.3 million, respectively.
Investment and other income increased $72.7 million for the six months ended June 30, 2023, primarily due to increases in net realized and unrealized gains on Investments in marketable securities and Other investments of $50.8 million and $13.7 million, respectively, and an $11.1 million increase in Interest income.
Income Tax Expense

The following table presents our Income tax expense:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Income tax expense	$38.0	$32.8	(14)%	$93.8	$77.7	(17)%
Income tax expense decreased $5.2 million or 14% for the three months ended June 30, 2023, primarily due to an $11.1 million tax benefit resulting from a decrease in our 2022 estimated foreign tax expense, partially offset by $2.2 million of tax benefits from the release of certain valuation allowances on foreign net operating losses and $1.1 million of other tax benefits in the three months ended June 30, 2022, neither of which reoccurred, and a $1.9 million increase in taxes resulting from an increase in Income before income taxes attributable to the controlling interest.
Income tax expense decreased $16.1 million or 17% for the six months ended June 30, 2023, primarily due to an $11.1 million tax benefit resulting from a decrease in our 2022 estimated foreign tax expense, a $2.8 million decrease in taxes resulting from a decrease in Income before income taxes attributable to the controlling interest, and a $2.5 million income tax expense attributable to the non-controlling interest in the six months ended June 30, 2022 which did not reoccur.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2022	2023	% Change	2022	2023	% Change
Net income	$174.0	$187.4	8%	$392.6	$375.9	(4)%
Net income (non-controlling interests)	64.6	62.1	(4)%	137.2	116.1	(15)%
Net income (controlling interest)	109.4	125.3	15%	255.4	259.8	2%
Net income (controlling interest) increased $15.9 million or 15% for the three months ended June 30, 2023, primarily due to increases in Investment and other income attributable to the controlling interest and Equity method income (net), partially offset by a decrease in Consolidated revenue and an increase in Other expenses (net) attributable to the controlling interest, primarily related to changes in the values of contingent payment obligations.
Net income (controlling interest) increased $4.4 million or 2% for the six months ended June 30, 2023, primarily due to increases in Investment and other income attributable to the controlling interest and Equity method income (net), partially offset by a decrease in Consolidated revenue and an increase in Other expenses (net) attributable to the controlling interest, primarily related to changes in the values of contingent payment obligations.
Supplemental Financial Performance Measures
As supplemental information, we provide non-GAAP performance measures of Adjusted EBITDA (controlling interest), Economic net income (controlling interest), and Economic earnings per share. Management utilizes these non-GAAP performance measures to assess our performance before our share of certain non-cash expenses and to improve comparability between periods. In the first quarter of 2023, we updated the definitions of Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) to reflect AMG's strategic evolution, including our increased allocation of capital toward private markets and liquid alternatives. To align with the economic impact of these capital allocation decisions, the updated definitions of Adjusted EBITDA (controlling interest) and Economic net income (controlling interest): (i) include only the realized economic gains and losses on seed capital, general partner commitments, and other strategic investments and (ii) exclude any unrealized gains and losses on strategic investments (consistent with the existing treatment of seed capital and general partner commitments). We have retroactively applied this definition change to prior periods. The following table presents the impact on the three and six months ended June 30, 2022:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in millions)	2022	2022
Adjusted EBITDA (controlling interest)–As reported	$214.9	$454.9
Adjusted EBITDA (controlling interest)–Prior definition	213.4	468.7
Change	$1.5	$(13.8)
% Change	0.7%	(2.9)%

Economic net income (controlling interest)–As reported	$161.6	$340.1
Economic net income (controlling interest)–Prior definition	160.5	350.5
Change	$1.1	$(10.4)
% Change	0.7%	(3.0)%

Economic earnings per share–As reported	$4.06	$8.41
Economic earnings per share–Prior definition	4.03	8.67
Change	$0.03	$(0.26)
% Change	0.7%	(3.0)%
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
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Net income (controlling interest)	$109.4	$125.3	$255.4	$259.8
Interest expense	27.3	30.9	56.4	61.4
Income taxes	35.9	31.6	86.4	74.1
Intangible amortization and impairments(1)	43.1	29.4	75.0	58.8
BPEA Transaction(2)	—	(1.4)	—	(23.0)
Other items(3)	(0.8)	(1.5)	(18.3)	0.0
Adjusted EBITDA (controlling interest)	$214.9	$214.3	$454.9	$431.1
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

Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2022	2023	2022	2023
Consolidated intangible amortization and impairments	$12.5	$12.5	$25.0	$25.0
Consolidated intangible amortization and impairments (non-controlling interests)	(4.0)	(4.0)	(7.9)	(8.0)
Equity method intangible amortization and impairments	34.6	20.9	57.9	41.8
Total	$43.1	$29.4	$75.0	$58.8
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2022	2023	2022	2023
Net income (controlling interest)	$109.4	$125.3	$255.4	$259.8
Intangible amortization and impairments(1)	43.1	29.4	75.0	58.8
Intangible-related deferred taxes	12.8	15.0	28.5	29.8
BPEA Transaction(2)	—	(1.1)	—	(17.4)
Other economic items(3)	(3.7)	(1.3)	(18.8)	(5.6)
Economic net income (controlling interest)	$161.6	$167.3	$340.1	$325.4
Average shares outstanding (diluted)	44.5	42.1	48.1	40.2
Hypothetical issuance of shares to settle Redeemable non-controlling interests	(2.8)	(2.8)	(5.7)	(0.8)
Assumed issuance of junior convertible securities shares	(1.8)	(1.7)	(1.9)	(1.7)
Average shares outstanding (adjusted diluted)	39.9	37.6	40.5	37.7
Economic earnings per share	$4.06	$4.45	$8.41	$8.63
___________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)Includes gains on EQT shares, net of $0.4 million and $5.6 million of income tax expense for the three and six months ended June 30, 2023, respectively.
(3)Other economic items include gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, certain Affiliate equity activity, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments. Other economic items were net of income tax (benefit) expense of $(5.4) million and $(7.0) million for the three and six months ended June 30, 2022, respectively, and $2.6 million and $4.4 million for the three and six months ended June 30, 2023, respectively.
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
Cash and cash equivalents were $785.5 million as of June 30, 2023 and were attributable to both our controlling and the non-controlling interests. In the six months ended June 30, 2023, we met our cash requirements primarily through cash generated by operating activities. Our principal uses of cash in the six months ended June 30, 2023 were for purchases of investment securities, distributions to Affiliate equity holders, and the return of excess capital through share repurchases.
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
Pursuant to the terms of the agreement with a third party and one of our consolidated Affiliates regarding the third party’s acquisition of outstanding equity interests in such Affiliate, we will receive gross cash proceeds of approximately $294 million. The transaction is expected to close in the second half of 2023, and is subject to customary closing conditions. See Note 9 of our Consolidated Financial Statements. Following the closing, we expect to use the proceeds to repay debt, pay taxes, fund future growth initiatives, and repurchase shares of our common stock.

The following table presents operating, investing, and financing cash flow activities:

	For the Six Months Ended June 30,
(in millions)	2022	2023
Operating cash flow	$506.5	$325.5
Investing cash flow	(172.0)	291.1
Financing cash flow	(616.2)	(265.2)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the six months ended June 30, 2023, Cash flows from operating activities were $325.5 million, primarily from Net income of $375.9 million adjusted for distributions of earnings received for equity method investments of $350.9 million and for non-cash items of $49.2 million. These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $355.3 million. For the six months ended June 30, 2023, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the six months ended June 30, 2023, Cash flows from investing activities were $291.1 million, primarily due to net maturities and sales of investment securities. For the six months ended June 30, 2023, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the six months ended June 30, 2023, Cash flows used in financing activities were $265.2 million, primarily due to $156.4 million of distributions to non-controlling interests, $50.0 million of other financing items, and $44.3 million of repurchases of common stock (net).
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
As of June 30, 2023, the current redemption value of Affiliate equity interests was $569.3 million, of which $500.9 million was presented as Redeemable non-controlling interests (including $16.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $68.4 million was presented as Other liabilities. Although the timing and amounts of these purchases are difficult to predict, we paid $21.8 million for Affiliate equity purchases and received $13.4 million for Affiliate equity issuances during the six months ended June 30, 2023, and we expect net purchases of approximately $100 million of Affiliate equity during the remainder of 2023. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 13 and 14 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2022 and January 2022 to repurchase up to 3.0 million and 2.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. During the three and six months ended June 30, 2023, we repurchased 0.7 million shares of our common stock at an average price per share of $125.13. As of June 30, 2023, there were a total of 3.2 million shares available for repurchase under our October 2022 and January 2022 share repurchase programs.
In December 2022, we entered into an accelerated share repurchase agreement to repurchase shares of our common stock in exchange for an upfront payment of $225.0 million. We received an initial share delivery of 1.1 million shares in December

2022, which represented 80% of the upfront payment based on the closing price of our common stock on the agreement date. In June 2023, we received a final share delivery of 0.4 million shares. Under this agreement we repurchased a total of 1.5 million shares at an average price of $147.29 per share.
In August 2022, the Inflation Reduction Act was enacted into law and included a 1% excise tax on stock repurchases after December 31, 2022. We currently do not expect the excise tax to have a material impact on our financial position or cash flows.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 7 of our Consolidated Financial Statements.

(in millions)	December 31, 2022	June 30, 2023
Senior bank debt	$350.0	$350.0
Senior notes	1,098.7	1,099.0
Junior subordinated notes	765.9	765.9
Junior convertible securities	341.7	341.7
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
As of June 30, 2023, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
As of June 30, 2023, we had senior notes outstanding, the respective principal terms of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Junior Subordinated Notes
As of June 30, 2023, we had junior subordinated notes outstanding, the respective principal terms of which are presented below:

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
Junior Convertible Securities
As of June 30, 2023, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. During the six months ended June 30, 2022, we repurchased a portion of our junior convertible securities for a purchase price of $60.9 million and as a result of these repurchases, we reduced our Deferred income tax liability (net) by $11.7 million. We did not repurchase any of our junior convertible securities during the six months ended June 30, 2023.
Equity Distribution Program
In the second quarter of 2022, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced our prior equity distribution program. As of June 30, 2023, no sales had occurred under the equity distribution program.
Commitments
See Note 8 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 5 and 8 of our Consolidated Financial Statements.
Leases
As of June 30, 2023, our lease obligations were $20.2 million for the remainder of 2023, $75.1 million from 2024 through 2025, $48.4 million from 2026 through 2027, and $92.6 million thereafter. The portion of these lease obligations attributable to the controlling interest were $5.7 million for the remainder of 2023, $20.3 million from 2024 through 2025, $6.5 million from 2026 through 2027, and $10.0 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2022 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.
Item 3.Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended June 30, 2023. Please refer to Item 7A of our 2022 Annual Report on Form 10-K.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
April 1-30, 2023	—	$—	—	$—	3,906,396
May 1-31, 2023	131,959	141.57	131,959	141.57	3,774,437
June 1-30, 2023(3)	581,697	121.40	581,697	121.40	3,192,740
Total	713,656	125.13	713,656	125.13
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in October 2022 and January 2022 to repurchase up to 3.0 million and 2.0 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of June 30, 2023, there were a total of 3.2 million shares available for repurchase under our authorized share repurchase programs.
(3)Includes 0.4 million shares delivered upon the final settlement of a $225.0 million accelerated share repurchase agreement entered into in December 2022 and completed in June 2023, under which we repurchased a total of 1.5 million shares of our common stock at an average price of $147.29 per share.

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Equity for the three- and six-month periods ended June 30, 2023 and 2022, (v) the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and 2022, and (vi) the Notes to the Consolidated Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 7, 2023	/s/ THOMAS M. WOJCIK
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