Form 10-K
period 2023-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2024-02-16
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $149.89 on June 30, 2023 on the New York Stock Exchange, was $5,227,465,462. There were 32,794,127 shares of the registrant’s common stock outstanding on February 14, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Item 1.Business
AMG is a strategic partner to leading independent investment firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. With their entrepreneurial, investment-centric cultures and alignment of interests with clients through direct equity ownership by firm principals, independent firms have fundamental competitive advantages in offering unique return streams to the marketplace. Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence. Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including growth capital, product strategy and development, capital formation, and incentive alignment and succession planning. As of December 31, 2023, our aggregate assets under management were approximately $673 billion across a diverse range of private markets, liquid alternative, and differentiated long-only investment strategies.
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

Our innovative partnership approach enhances our Affiliates’ ability to achieve their long-term strategic objectives while maintaining their independence and autonomy, and therefore, their unique entrepreneurial and investment-centric cultures. We believe that clients recognize these fundamental characteristics of partner-owned firms, as well as the alignment created by direct equity ownership by firm principals, as competitive advantages in achieving client investment goals and objectives. Our investment approach preserves these essential elements of our Affiliates’ success.
Independent firms seeking an institutional partner are attracted to our unique partnership approach and our global reputation as a successful strategic partner to independent investment firms around the world.
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
•global reputation as an excellent partner to our Affiliates, having provided innovative solutions for the strategic needs of independent investment firms across three decades; and
•successful engagement with our Affiliates to enhance their long-term prospects, including through product development, distribution, and other business development initiatives.
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
With meaningful earnings contributions from each of private markets, liquid alternatives, and differentiated long-only strategies (which includes global equities, U.S. equities, and multi-asset and fixed income strategies), AMG’s business profile is highly diversified. As of December 31, 2023, our Affiliates managed approximately $673 billion across a broad range of investment styles and geographies, in alternative, equity, and multi-asset and fixed income strategies, as the following chart illustrates.

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
Our Partnership Structure and Relationship with Affiliates
We believe that Affiliate management equity ownership in their firms (along with our long-term partnership) aligns our and our Affiliates’ interests, enhances Affiliate management equity incentives, and preserves the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firm. Although the equity structure of each Affiliate investment is tailored to meet the needs of the management equity owners of the particular Affiliate, we typically maintain a meaningful equity interest in the Affiliate, with a significant equity interest retained by Affiliate management principals.
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
The form of our structured partnership interests in our Affiliates differs from Affiliate to Affiliate and ranges from structures where we contractually share in the Affiliate’s revenue without regard to expenses, comprising Affiliates that contribute a majority of our Consolidated revenue, to others where we contractually share in the Affiliate’s revenue less agreed-upon expenses. Further, the structure at a particular Affiliate, or the expenses that we agree to share in, may change during the course of our investment.
Where we share in the Affiliate’s revenue without regard to expenses, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management. We and Affiliate management, therefore, participate in any increase or decrease in revenue, and only Affiliate management participates in any increase or decrease in expenses. Under these structured partnership interests our contractual share of revenue generally has priority over distributions to Affiliate management.

Where we share in the Affiliate’s revenue less agreed-upon expenses, we benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also have exposure to any decrease in revenue or any increase in such agreed-upon expenses. The degree of our exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate, and includes several Affiliates in which we fully share in the expenses of the business.
When we own a controlling equity interest in an Affiliate, we consolidate the Affiliate’s financial results into our Consolidated Financial Statements. When we do not own a controlling equity interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Under the equity method of accounting, we do not consolidate the Affiliate’s results into our Consolidated Financial Statements. Instead, our share of earnings or losses, net of amortization and impairments, is included in Equity method income (net) in our Consolidated Statements of Income, and our interest in these Affiliates is recorded in Equity method investments in Affiliates (net) in our Consolidated Balance Sheets.
Whether we consolidate an Affiliate’s financial results or use the equity method of accounting, we maintain the same innovative partnership approach and offer support and assistance in substantially the same manner for all of our Affiliates. From time to time, we may restructure our interest in an Affiliate to better support the Affiliate’s growth strategy, but only if doing so is in the best interest of the Affiliate’s business, management partners, and clients, as well as our stakeholders.
Competition
Our Affiliates compete with numerous investment management firms globally, as well as with subsidiaries of larger financial organizations. These firms may have significantly greater financial, technological, and marketing resources; access to captive distribution; and assets under management. Many of these firms may offer products and services that our Affiliates may not, in particular investment strategies such as passively-managed products, including exchange traded funds, which typically carry lower fee rates. Certain Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients. In addition, there are relatively few barriers to entry for new investment management firms, especially for those providing investment management services to institutional and high net worth investors. We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:
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
Additionally, our strategy includes investing in independent partner-owned investment firms, and in this area we compete with a number of acquirers and investors, including investment management companies, private equity firms, sovereign wealth funds, and larger financial organizations. We believe that the most important factors on which we compete for future investments are purchase price and liquidity; our partnership investment model, including the equity incentive structures and access to strategic capabilities we offer; and the breadth and depth of our relationships, and our reputation, with investment firm prospects.
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
The majority of our Affiliates are registered with the SEC as investment advisers under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements. Our Affiliates operating outside of the U.S. may be subject to the Advisers Act and are also subject to regulation by various regulatory and self-regulatory authorities and exchanges in the relevant jurisdictions, including, for those Affiliates active in the UK, the Financial Conduct Authority (the “FCA”). Many of our Affiliates also sponsor or advise registered and unregistered funds in the U.S. and in other jurisdictions, and are subject to regulatory requirements in the jurisdictions where those funds are sponsored or offered, including, with respect to mutual funds in the U.S., the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act governs the operations of mutual funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting, and fiduciary obligations relating to the management of mutual funds. Many of our Affiliates are also subject to directives and regulations in the European Union and other jurisdictions relating to funds, such as the Undertakings for the Collective Investment of Transferable Securities (“UCITS”) Directive and the Alternative Investment Fund Managers Directive (“AIFMD”), with respect to depositary functions, remuneration policies and sanctions, among other matters.
Our Affiliates’ sales and marketing activities are subject to regulation by authorities in the jurisdictions in which they offer investment management products and services. Our Affiliates’ ability to transact business in these jurisdictions, and to conduct related cross-border activities, is subject to the continuing availability of regulatory authorizations and exemptions. Through our distribution platform, we also engage in sales and marketing activities that extend the reach of our Affiliates’ own business development efforts, and which are subject to regulation in numerous jurisdictions. Our U.S. wealth distribution subsidiary is registered with the SEC under the Advisers Act. This subsidiary sponsors mutual funds registered under the Investment Company Act, and serves as an investment adviser and/or administrator for our fund complex. In the UK, our institutional distribution subsidiary is regulated by the FCA. We also have institutional distribution subsidiaries or branches of subsidiaries regulated by the Dubai Financial Services Authority and the Australian Securities and Investments Commission, and our activities in the European Union are regulated by various regulators in European jurisdictions.
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
In addition, certain of our Affiliates and our U.S. wealth broker-dealer subsidiary are registered broker-dealers and members of the Financial Industry Regulatory Authority (“FINRA”), for the purpose of distributing funds or other products. FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure. FINRA and the SEC have the authority to conduct periodic examinations of member broker-dealers, and may also conduct administrative proceedings. These broker-dealers are also subject to net capital rules in the U.S. that mandate the maintenance of certain levels of capital, and our Affiliates and our other distribution subsidiaries may also be subject to other regulatory capital requirements imposed by non-U.S. regulatory authorities.
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
Human Capital Management
As of December 31, 2023, we and our Affiliates had approximately 4,000 employees, the substantial majority of which were employed by our Affiliates and not by AMG. Each Affiliate’s management team retains autonomy in managing and operating their business on a day-to-day basis, including with respect to their human capital. Given this, the following is a discussion of AMG’s workforce, or approximately 250 of the total employees, and the policies and cultural initiatives which pertain to our human capital.
Our employees and our reputation are our most important assets, and attracting, retaining, and motivating top talent to execute on our strategic business objectives is a fundamental imperative. We support that imperative through our strong values-based culture, commitment to career development and training, employee engagement initiatives, attractive compensation and benefits programs, attention to succession planning, and fostering of organizational diversity at all levels of our organization.

Our leadership training and sponsored skills development programs cover a wide range of subject area expertise as well as career development generally, and are anchored on a comprehensive performance review process, which includes a company-wide 360-degree review program. Further, we support employees’ educational pursuits relating to degree programs and certifications through company-supported time off for professional development and flexible work arrangements tailored to individual employees’ educational goals. We regularly conduct company-wide surveys to solicit feedback from our employees on a variety of topics, including corporate culture, philanthropic interests, and general job satisfaction, which help us to enhance employee engagement and retention. Our annual anonymous employee engagement survey reported an employee satisfaction rating of 90% in 2023, which we attribute to our focus and commitment to our employees, our entrepreneurial culture and partnership orientation, and our meaningful involvement with communities surrounding our offices.
We prioritize employee engagement through a range of cross-functional, multi-level communication and collaboration mediums through both in-person and virtual forums, including small working group lunches, company-wide gatherings and town halls, management off-sites, and charitable volunteer activities. Through employee participation in our corporate philanthropic initiatives across our global offices, we are committed to giving back to the communities in which we work and live, and we believe that these initiatives also support our efforts to attract and retain employees. We provide company-supported time off to encourage employees in their charitable endeavors. We also offer a formal gift-matching program to match employee donations to eligible non-profit institutions through AMG and The AMG Charitable Foundation, as well as a volunteer-matching program, wherein volunteer hours are matched with philanthropic credits that employees may donate to eligible organizations. Through our matching program as well as through direct grants, AMG and The AMG Charitable Foundation have made donations to more than 800 organizations around the world to date.
We believe that organizational diversity results in a highly creative and innovative workforce, and are committed to fostering and promoting an inclusive and diverse work environment. We seek to recruit the best people for the job without regard to gender, ethnicity or other protected traits, and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace. We have achieved gender diversity of 38% across management positions in our workforce, and nearly half (47%) of our employees are women. Further, three of eight (38%) independent members of our Board of Directors are women, and two of eight (25%) independent directors are ethnically diverse, in each case, above the average of S&P 500 companies. In addition, two of our three Board committees are chaired by women. We continually seek to enhance the diversity of our employee base, as our employees around the world contribute their distinct perspectives to improve our business and the communities in which our businesses operate. Our executive management team has responsibility for diversity initiatives, in coordination with our Sustainability Committee, and reviews these initiatives with our Board of Directors at least annually.
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

Item 1A.Risk Factors
We and our Affiliates face a variety of risks that are substantial and inherent in our businesses. The following are some of the more important factors that could affect our and our Affiliates’ businesses. Investors should carefully consider these risks, along with the other information contained in this Annual Report on Form 10-K, before making an investment decision regarding our common stock or other publicly-listed securities. There may be additional risks of which we are currently unaware, or which we currently consider immaterial. Any of these risks could have a material adverse effect on our financial condition, results of operations, and the market price of our common stock. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
RISKS RELATED TO OUR INDUSTRY, BUSINESS AND OPERATIONS
Our financial results depend on our Affiliates’ receipt of asset- and performance-based fees, and are impacted by investment performance, as well as changes in fee levels, product mix, and the relative levels of assets under management among our Affiliates.
Our financial results depend on our Affiliates’ receipt of asset- and performance-based fees, which may vary substantially from year to year. Our Affiliates’ ability to maintain current fee levels depends on a number of factors, including our Affiliates’ investment performance, as well as competition and trends in the investment management industry, such as investor demand for passively-managed products, including index and exchange traded funds, that typically carry lower fee rates, or preferences for other developing strategies or trends. Further, different types of assets under management can generate different ratios of asset-based fees to assets under management (“asset-based fee ratio”), based on factors such as the investment strategy and the type of client. Thus, a change in the composition of our assets under management, either within an Affiliate or among our Affiliates, could result in a decrease in our aggregate fees even if our aggregate assets under management remains unchanged or increases. Products that use fee structures based on investment performance may also vary significantly from period to period, depending on the investment performance of the particular product. For some of our Affiliates, performance-based fees include a high-watermark provision, which generally provides that if a product underperforms on an absolute basis or relative to its benchmark, it must regain such underperformance before the Affiliate will earn any performance-based fees. In addition, in the ordinary course of business, our Affiliates may reduce or waive fees on certain products for particular time periods, to attract or retain assets or for other reasons. No assurances can be given that our Affiliates will be able to maintain current fee structures or levels. A reduction in the fees that our Affiliates receive could have an adverse impact on our financial condition and results of operations.
Additionally, our structured partnership interests are tailored to meet the needs of each Affiliate and are therefore varied, and our earnings may be adversely affected by changes in the relative performance or in the relative levels and mix of assets under management among our Affiliates, independent of our aggregate operating performance measures. Challenging market conditions, volatility or slowdowns affecting a particular asset class, client type, product structure, geographic region, industry or other category of investment could have a significant adverse impact on a specific Affiliate if its investments are concentrated in that area, which could result in lower investment returns and in turn, lower fees earned at that Affiliate. Further, certain Affiliates contribute more significantly to our results than other Affiliates and, therefore, changes in fee levels, product mix, assets under management, or investment performance of such Affiliates could have a disproportionate adverse impact on our financial condition and results of operations.
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
Our financial results may be impacted by changes in the total level of our assets under management. The total level of our assets under management generally or with respect to particular products or Affiliates could be adversely affected by conditions outside of our control, including:
•a decline in the market value of our assets under management, due to declines or heightened volatility in the capital markets, fluctuations in foreign currency exchange rates and interest rates, the recent inflationary environment, changes in the yield curve, and other market factors;
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
•global economic conditions, which may be exacerbated by changes in the equity or debt markets, including impacts from monetary policies of the U.S. Federal Reserve Bank and other global central banks in response to inflation, or instability and liquidity issues in the financial system generally;
•financial crises, political or diplomatic developments in the U.S. or globally, including rising trade tensions between the U.S. and China, pandemics or other public health crises, trade wars, social or civil unrest, insurrection, war, terrorism, natural disasters, or risks associated with global climate change; and
•other factors that are difficult to predict.
A reduction in our assets under management could adversely affect the fees payable to our Affiliates and, ultimately, our financial condition and results of operations.  To the extent any of these conditions or factors adversely affect our or our Affiliates’ operations or global economic conditions generally, they may also have the effect of heightening other risks described below.
If our or our Affiliates’ reputations are harmed, we could suffer losses in our business and financial results.
The success of our business depends on earning and maintaining the trust and confidence of our Affiliates and our stockholders, our ability to compete for future investment opportunities, and our and our Affiliates’ reputations among existing and potential clients. Our and our Affiliates’ reputations are critical to our business and could be impacted by events that may be difficult or impossible to control, and costly or impossible to remediate, including:
•alleged or actual failures by us, our Affiliates or our respective employees to comply with applicable laws, rules or regulations;
•errors in our public reports;
•cyber-attack or data breach incidents;
•fund liquidity or valuation issues including with respect to non-traded, illiquid assets within funds or products of certain of our Affiliates;
•threatened or actual litigation against us, any of our Affiliates or our respective employees;
•perceived or actual conflict between us and any of our Affiliates or among our Affiliates;
•negative perceptions of our or certain of our Affiliates’ investments or business practices by stakeholder groups who have increasingly expressed divergent views on a range of environmental, social, and governance (“ESG”) matters; or
•other events and factors that are difficult to predict including those that could impact our Affiliates’ ability to compete effectively with other firms, our ability to successfully pursue our growth strategy, and other risks described elsewhere in this “Risk Factors” section.
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
Our Affiliates compete with numerous investment management firms globally, including public, private and client-owned investment advisers; firms managing passively-managed products, including exchange traded funds; firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds; and other entities. These firms may have significantly greater financial, technological, and marketing resources, captive distribution and assets under management, and many of these firms may offer products and services that our Affiliates may not in particular investment strategies. These firms may also compete by seeking to capitalize on a trend towards institutions consolidating the number of investment managers they work with. Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets, and any failure by our Affiliates to successfully develop competing new products and services, or effectively manage the associated operational risks, could harm our Affiliates’ reputations and expose them to additional costs or regulatory scrutiny, which could adversely affect our assets under management, financial condition and results of operations. We believe that our Affiliates’ ability to compete effectively with other firms depends upon the performance of our Affiliates’ investment strategies, the applicability of products to meet client objectives and preferences, and the continued development of strategies and products to meet the evolving needs and demands of investors, as well as our Affiliates’ reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors. See “Competition” in Item 1. Our Affiliates may not compare favorably with their competitors in any or all of these categories, and technological developments, including financial applications and services based on artificial intelligence (“AI”), may over time reduce the demand for, or clients’ willingness to pay for, certain products and services. From time to time, our Affiliates may also compete with each other for clients and investment opportunities.
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
Valuation methodologies for assets within private markets funds, liquid alternatives, and similar products of certain of our Affiliates can be subject to significant subjectivity.

Certain of our Affiliates offer private markets, liquid alternative, and other strategies that may invest in assets for which there may be no readily ascertainable market prices available on a regular basis or at all. In addition, many of these investments are, or may in the future be, concentrated in industries or sectors that could experience volatility or uncertainties, and may be subject to rapid changes in value caused by company-specific or industry-wide developments. The determination of the net asset values for these funds, therefore, takes a range of factors into consideration in applying valuation methodologies, and may reflect estimates or valuation models of independent third parties. These valuation methodologies require the use of estimates and assumptions, and involve a significant degree of judgment and, accordingly, the fair values of such investments reflected in a particular fund or product’s net asset value do not necessarily reflect the prices that would be obtained if the assets were to be liquidated on the date of the valuation, or on the date when an investor purchases, redeems or otherwise transacts in the fund or product, and may differ significantly from the prices obtained when such investments are ultimately realized. These factors could result in reduced earnings or losses for the applicable Affiliate, fund, or product, increase liquidity management risks for the fund or product, or result in difficulties in raising additional capital or launching similar products, any of which could have an adverse effect on our reputation, our financial condition and results of operations, or the market price of our common stock.
We may need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in independent investment firms and our other strategic initiatives may require additional capital. Further, we have significant purchase obligations relating to Affiliate equity interests, as well as commitments relating to general partner and seed capital investments, and it is difficult to predict the frequency and magnitude of these purchases or associated capital calls. As of December 31, 2023, the current redemption value relating to Affiliate equity interests was $447.3 million, of which $393.4 million was presented as Redeemable non-controlling interests (including $11.8 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $53.9 million was included in Other liabilities. See “Liquidity and Capital Resources-Affiliate Equity” in Item 7 and Notes 16 and 17 of the Consolidated Financial Statements. Unfunded commitments relating to general partner and seed capital investments were $187.2 million as of December 31, 2023. See Notes 3 and 7 of the Consolidated Financial Statements. These obligations may require more cash than is then available from our existing cash resources and cash flows from operations. Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.

As of December 31, 2023, we had outstanding debt of $2.6 billion. Our level of indebtedness may increase if we fund future investments or other expenses through borrowings. We may also seek to refinance existing indebtedness for the purpose of managing maturity dates, to seek alternative financing terms or for other reasons, which may not be available on similar terms as our existing indebtedness, including with respect to interest rates. Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flows from operations to payments on our indebtedness.
The financing activities described above could increase our Interest expense, decrease our Net income (controlling interest) or dilute the interests of our existing stockholders. In addition, our access to additional capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings. As a result, we may be unable to enter into new credit facilities or issue debt or equity in the future on attractive terms, or at all. We are currently rated A3 by Moody’s Investors Service and BBB+ by S&P Global Ratings. A reduction in our credit ratings could also increase our borrowing costs under our credit facilities or, in certain cases, give rise to a termination right by the counterparty under our derivative financial instruments. There can be no assurance that we will achieve a particular credit rating or maintain any particular rating in the future.
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
As of December 31, 2023, our total assets were $9.1 billion, of which $4.3 billion were intangibles, and $2.3 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets. We cannot be certain that we will realize the value of such intangible assets. Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, declines in the value of assets under management, client attrition, product performance, reductions in fee rates, and changes in strategic objectives or growth prospects of an Affiliate. An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations. Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise significant judgment. In recent periods, we have recorded expenses to reduce the carrying value to fair value of certain Affiliates and certain acquired client relationships, and may experience similar impairment events in future reporting periods. See “Critical Accounting Estimates and Judgments” in Item 7 and Notes 8 and 9 of the Consolidated Financial Statements.
Market risk management activities may adversely affect our liquidity and results of operations.
Cash management transactions, capital markets financings, and certain investments or other transactions may create exposure for us or our Affiliates to changes in interest rates, foreign currency exchange rates, marketable securities, and financial markets generally, which we or our Affiliates may seek to offset by entering into derivative financial instruments. The scope of these risk management activities is selective and varies based on the level and volatility of interest rates, foreign currency exchange rates, applicable marketable securities, and other changing market conditions. We and our Affiliates do not seek to hedge exposure to all market risks, which means that exposure to certain market risks is not limited. Further, the use of derivative financial instruments does not entirely eliminate the possibility of fluctuations in the value of the underlying position or prevent losses if the value of the position declines, and also can limit the opportunity for gain if the value of the position increases. There can be no assurance that our or our Affiliates’ derivative financial instruments will meet their overall objective or that we or our Affiliates will be successful in entering into such instruments in the future. Further, while hedging arrangements may reduce certain risks, such arrangements themselves may entail other risks, may generate significant transaction costs, and may require the posting of cash collateral. For example, if our or our Affiliates’ counterparties fail to honor their obligations in a timely manner, including any obligations to return posted collateral, our liquidity and results of operations could be adversely impacted.
RISKS RELATED TO OUR STRATEGY AND OUR STRUCTURED PARTNERSHIPS WITH AFFILIATES
Our growth strategy depends in part upon our ability to make investments in independent investment firms and to pursue other strategic partnerships.
Our continued success in investing in independent investment firms will depend upon our ability to find suitable firms in which to invest or make additional investments in our existing Affiliates, our ability to negotiate agreements with such firms on acceptable terms, maintaining our relationships with prospects and our reputation as a leading partner to these firms, and our ability to raise the capital necessary to finance such transactions. The market for acquisitions of interests in these firms is highly competitive. Many other public and private financial services companies, including commercial and investment banks, private equity firms, sovereign wealth funds, insurance companies, and investment management firms, also invest in independent investment firms and may have significantly greater resources than we do. In addition to direct competition on particular prospects, these firms can also negatively impact the volume and value of transactions more broadly. Further, our innovative partnership approach with our Affiliates is designed to enhance our Affiliates’ ability to achieve their long-term strategic objectives, while preserving their independence and autonomy, and, therefore, their unique entrepreneurial and investment-centric cultures, and the management of some target firms may prefer terms and structures offered by our competitors.
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
Our growth strategy also includes pursuing strategic partnerships and transactions in areas where we can assist our Affiliates in growing and diversifying their businesses to further enhance our competitive position, which may involve new operational areas, product structures or strategies, and expanding the geography and scope of our operations. These initiatives involve risks and uncertainties and may require resources and investment, including the implementation of new operational controls and procedures, compliance with additional regulatory and disclosure requirements, exposure to more volatile market segments and reputational risks, and require complex contractual arrangements and specialized skills, and there is no certainty that such initiatives will deliver the anticipated benefits over the expected time frame or at all, or that our stockholders will react favorably. Any failure to successfully execute on strategic partnerships or transactions, including in connection with our entry into new operational areas or effectively managing associated risks, could harm our reputation and expose us to additional costs, which could adversely affect our assets under management, financial condition, and results of operations.
The structure of our partnership interests in our Affiliates may expose us to unanticipated changes in Affiliate revenue, operating expenses, and other commitments, which we may not anticipate and may have limited ability to control.
The form of our structured partnership interests in our Affiliates differs from Affiliate to Affiliate, and ranges from structures where we contractually share in the Affiliate’s revenue without regard to expenses, comprising Affiliates that contribute a majority of our Consolidated revenue, to others where we contractually share in the Affiliate’s revenue less agreed-upon expenses. Further, the structure at a particular Affiliate, or the expenses that we agree to share in, may change during the course of our investment.
Where we share in the Affiliate’s revenue without regard to expenses, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management. In these types of structures, while our distributions generally have priority, our agreed allocations may not anticipate changes in the revenue and operating expense base of the Affiliate, and the revenue remaining after our specified share is allocated to us may not be large enough to cover all of the Affiliate’s operating expenses, which could result in a reduction of the amount allocated to us or could negatively impact the Affiliate’s operations and prospects.

Where we share in the Affiliate’s revenue less agreed-upon expenses, we benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also have exposure to any decrease in revenue or any increase in such expenses. The degree of our exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate and includes several Affiliates in which we fully share in the expenses of the business. In these types of structures, we may have limited or no ability to control the level of expenses at the Affiliate, and our distributions generally do not have priority. Further, the impact of Affiliate expenses on our earnings and our stock price could increase if the portion of our earnings derived from such Affiliates increases.
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
Additionally, regardless of the particular structure, we may agree to change the structure, or may elect to defer or forgo the receipt of our share of an Affiliate’s revenue or earnings, or adjust expenses allocated to us, to permit the Affiliate to fund expenses in light of unanticipated changes in revenue or operating expenses, with the aim of maximizing the long-term benefits for us and the Affiliate. These types of activities could increase during periods where an Affiliate’s revenues decline rapidly or other events occur that impact the Affiliate’s expenses or operations. We cannot be certain that any such deferral or forbearance would be of any greater long-term benefit to us, and such a deferral or forbearance may have an adverse effect on our near- or long-term financial condition and results of operations.
We may reposition or divest our equity interests in our Affiliates, and we cannot be certain that any such repositioning or divestment will benefit us in the near- or long-term.
From time to time, we may reposition our relationships with our Affiliates, which could, among other things, include changes to our structured partnership interests, including changes in our ownership level and in the calculation of our share of revenue and/or operating expenses. Such repositioning may be done in order to address an Affiliate’s succession planning, changes in its revenue or operating expense base, our or the Affiliate’s strategic planning, or other developments. Any repositioning of our interest in an Affiliate may result in increased exposure to changes in the Affiliate’s revenue and/or operating expenses, or in additional investments or commitments from us, or could increase or reduce, or change the structure of, our interest in the Affiliate. In some cases, this could result in the full divestment of our interest to Affiliate management or to a third-party, or in our acquisition of all of the equity interests of the Affiliate. In addition, certain of our Affiliates have customary rights in certain circumstances to restructure or sell their interests in their firm to a third-party, which could be through a direct majority or minority sale transaction, a private or public offering, or otherwise, and to cause us to participate in such restructuring or sale, which could be on terms that we view as less favorable than an alternative transaction or to retaining our interest. Any such transactions or changes, or disputes in relation to such transactions or changes which do not resolve in our favor, could have an adverse impact on our reputation, financial condition, and results of operations.
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
In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years. These principals often are primarily responsible for their firm’s investment decisions. Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition, and employment agreements in an effort to retain key Affiliate personnel, there is no guarantee that these principals will remain with their firms or refrain from competing with us if they depart their firms. Since certain of our Affiliates contribute more significantly to our results than other Affiliates, the loss of key personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition, and results of operations.
RISKS RELATED TO OUR COMMON STOCK
Equity markets and our common stock have been volatile.
The market price of our common stock has experienced and may continue to experience volatility, and the broader equity markets have experienced and may continue to experience significant price and volume fluctuations. In addition, announcements of our financial and operating results or other material information, including changes in net client cash flows and assets under management, announcements and activity regarding our share repurchase programs, changes in our financial guidance or our failure to meet such guidance, our new investments activity, changes in general conditions in the economy or the financial markets, perceptions regarding our ESG profile or sustainable investment decisions of our Affiliates, and other developments affecting us, our Affiliates or our competitors, as well as geopolitical, social, regulatory, capital markets, economic, public health, and other factors unrelated to us, could cause the market price of our common stock to fluctuate substantially.
The sale or issuance of substantial amounts of our common stock, or the expectation that such sales or issuances will occur, could adversely impact the price of our common stock.
The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price. In connection with our financing activities, we have issued junior convertible trust preferred securities and maintain an equity distribution program, either of which may result in the issuance of our common stock upon the occurrence of certain events. We also have outstanding option and restricted stock awards that have been granted under our share-based incentive plans. Additionally, we have the right to settle certain Affiliate equity purchase obligations with shares of our common stock. Moreover, in connection with future financing activities, we may issue additional convertible securities or shares of our common stock, including through forward equity transactions. Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders. In the event that a large number of shares of our common stock are sold or issued in the public market, or the expectation that such sales or issuances will occur, the price of our common stock may decline as a result.
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
Further, given our long-term innovative partnership approach with our Affiliates, which is designed to maintain their independence and autonomy, and, therefore, their unique entrepreneurial and investment-centric cultures, a change in control may be viewed negatively by our Affiliates, impacting their relationships with us. Additionally, the disposition of certain of our Affiliates following a change in control could result in the immediate realization of taxes owed on any excess proceeds above our tax basis in the relevant Affiliate, which could impact the valuation a third-party may apply to us in a change in control. Any of the forgoing factors may inhibit a change in control in circumstances that could give our stockholders the opportunity to realize a premium over the market price of our common stock, or may result in negative impacts on our financial results in periods prior to and following a change in control.

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
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. wealth distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1. Applicable laws, rules and regulations impose requirements, restrictions, and limitations on our and our Affiliates’ businesses, and can result in significant compliance costs. Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations, or new or revised interpretations, guidance or enforcement priorities. Any determination of a failure to comply with applicable laws, rules or regulations could expose us, our Affiliates, or our respective employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, and may result in monetary losses that are not covered by insurance in adequate amounts or at all, any of which could have an adverse impact on our stock price, financial condition, and results of operations. Further, if we, any of our Affiliates or our respective employees or third-party service providers were to fail to comply with applicable laws, rules, or regulations, or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such investigation or action could have an adverse effect on our or our Affiliates’ reputations and on our stock price and result in increased costs, even if we, our Affiliates, or our respective employees or third-party service providers were found not to have violated such laws, rules or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate. In the U.S., the presidential administration has actively pursued an expanded scope of enforcement priorities under existing regulations, and has been pursuing additional rulemaking and disclosure obligations, impacting public companies and the financial services industry, including private and public funds. These and other regulatory developments could adversely affect our and our Affiliates’ businesses, increase compliance costs, require that we or our Affiliates change or curtail operations or investment offerings, or impact our and our Affiliates’ access to capital and the market for our common stock.
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
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based or have offices outside the U.S. and, accordingly, are subject to risks inherent in doing business internationally. These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks, and potential adverse tax consequences. For example, regulations in the European Union (the “EU”) pertaining to integrating ESG topics may materially impact the investment management industry in member states that have adopted, or may in the future adopt, such legislation. For example, the EU’s Sustainable Finance Disclosure Regulation requires MiFID firms and AIFMs to take ESG factors into account in their organizational, risk and governance arrangements and are designed to, among other things, establish EU labels for green financial products, clarify managers’ duties regarding sustainability in their investment decisions, and increase disclosure requirements relating to ESG matters including those relating to “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). Similar regulatory measures have been, and may in the future be, introduced in other jurisdictions in which we or our Affiliates currently have investments or plan to invest in the future, including in the U.S. and the UK, as applicable. These types of ESG-related regulations could impact our or our Affiliates’ businesses, increase regulatory and compliance costs, and adversely affect our profitability, which effects could be exacerbated in the event of regulatory uncertainty or conflicting or inconsistent regulatory guidance related thereto. In addition, as a result of operating internationally, certain of our Affiliates and our global capital distribution platform are subject to requirements under foreign regulations to maintain minimum levels of capital. Such capital requirements may be increased from time to time, which may have the effect of limiting withdrawals of capital and the payment of distributions to us or, if there were a significant change in the required capital or an extraordinary loss or charge against net capital at a particular Affiliate, could adversely impact such Affiliate’s ability to expand or maintain operations. These or other risks related to our and our Affiliates’ international operations may have an adverse effect on our business, financial condition, and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition, and results of operations.
We are subject to income taxes as well as non-income based taxes in the U.S. and certain foreign jurisdictions, and our Affiliates are generally subject to taxes in the jurisdictions in which they operate. Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals. Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices, and interpretations. If new tax reform proposals are introduced in the U.S., they could materially impact our tax provision, deferred tax assets, tax liabilities, tax credit planning, and effective tax rate, or impact decisions on how to return value to stockholders in the most efficient manner. Further, a portion of our earnings is from outside of the U.S., and the foreign government agencies in jurisdictions in which we and our Affiliates do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws. For example, in October 2021, the Organization for Economic Co-operation and Development (“OECD”) agreed to a two-pillar approach to global taxation focusing on global profit allocation, referred to as Pillar One, and a global minimum corporate tax rate (“Pillar Two”). In December 2022, the EU agreed to implement the OECD’s global minimum corporate tax rate of 15% under Pillar Two, effective January 2024. Other countries, including jurisdictions in which we or our Affiliates do business, are also considering changes to their tax laws to adopt certain portions of the OECD’s proposals. Any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information, including in connection with Pillar Two or otherwise, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition, and results of operations.
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
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent). Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment. Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an Affiliate may default on distributions that are payable to us. In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees. Further, we also conduct distribution, sales, and marketing activities through our U.S. wealth and global distribution platforms to extend the reach of our Affiliates’ own business development efforts, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates or third-party service providers, could result in direct liability to us. Accordingly, we and our Affiliates may face various claims, litigation, or complaints from time to time, and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period. See “Legal Proceedings” in Item 3. While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost. Any legal proceedings or regulatory matters that we or our Affiliates are subject to could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources, and could result in judgments, findings, settlements, or allegations of wrongdoing that could adversely affect our or their reputation, current and future business relationships, and our financial condition and results of operations.
Our or our Affiliates’ controls and procedures and risk management policies may be inadequate, fail or be circumvented, and operational risk could adversely affect our or our Affiliates’ reputation and financial position.
We and our Affiliates have adopted various controls, procedures, policies, and systems to monitor and manage risk in our and their businesses. While we currently believe that our and our Affiliates’ operational controls are effective, we cannot provide assurance that those controls, procedures, policies, and systems will always be adequate to identify and manage the internal and external risks in our and our Affiliates’ various businesses. Furthermore, we or our Affiliates may have errors in business processes or fail to implement proper procedures in operating our respective businesses, which may expose us or our Affiliates to risk of financial loss or failure to comply with regulatory requirements. Additionally, although we and our Affiliates have systems and practices in place to monitor our respective third-party service providers, such third parties are subject to similar risks. We and our Affiliates, as well as our respective third-party service providers, are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies, and procedures, and which may be harder to monitor in remote work environments. The financial and reputational impact of control failures can be significant.
In addition, our and our Affiliates’ businesses and the markets in which we and our Affiliates operate are continuously evolving. For example, the use of generative AI technologies by us, our Affiliates, or our respective third-party service providers could result in new and expanded risks. If our or our Affiliates’ risk frameworks are ineffective, either because of a failure to keep pace with changes in the financial markets, technological advancements, or regulatory requirements, our or our Affiliates’ businesses, counterparties, clients, or respective third-party service providers, or for other reasons, we or our Affiliates could incur losses, suffer reputational damage, or be out of compliance with applicable regulatory or contractual mandates or expectations.
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
Our computer systems, software, internal and cloud-based networks, and mobile devices are vulnerable to cyber-attacks, data privacy or security breaches, phishing schemes and related fraud attempts, ransomware, social engineering, unauthorized access, theft, misuse, computer viruses, or other malicious code and other events that could have a security impact. Any such cyber-attacks could have a material impact on our financial conditions or results of operations. Further, third parties on whom we and our Affiliates rely, including those providing cloud-based network services, may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-attacks, data breaches, or other incidents. If any such events occur, it could jeopardize confidential, proprietary, or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks, and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely. The advancement of AI has given rise to additional vulnerabilities and potential entry points for cyber threats, providing threat actors with additional tools to automate attacks, evade detection, or generate sophisticated phishing emails. Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources. Further, human errors may occur from time to time at our third-party service providers’ staff or among our or our Affiliates’ employees, which can lead to or exacerbate security vulnerabilities or attacks. The increasing frequency and sophistication of these cyber threats, including in foreign jurisdictions in which we and our Affiliates operate, along with the continued reliance on work-from-home environments, personal mobile and computing technologies, and third-party web conferencing services, have increased exposures to these security-related risks. As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions, or legal liability, any of which could have an adverse effect on our financial condition and results of operations. We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation, regulatory investigations, and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain. Additionally, given our business model of providing our Affiliates with autonomy in managing their businesses, we do not control, and may have limited involvement in, the design, oversight, and maintenance of their technology systems and networks, as well as in the identification of or response to any cyber-attacks, data breaches, or other incidents. See “Cybersecurity” in Item 1C.
Further, government and regulatory oversight of data privacy in particular has become a priority for regulators around the world, including as examples, through the EU’s General Data Protection Regulation and the California Privacy Rights Act, resulting in heightened data security and handling requirements, increased enforcement risk and fines, increased compliance costs, and expanded incident response and reporting obligations. More recently, the SEC has implemented new rules related to cybersecurity risk management for public companies and is expected to implement similar new rules for registered investment advisers, broker-dealers, and funds, which have resulted or may result, as applicable, in increased disclosure requirements, obligations to report certain cybersecurity incidents to the SEC, and liabilities related to our and our Affiliates’ technology systems and networks. Recent well-publicized security breaches at other companies have exemplified security-related vulnerabilities, and may lead to further government and regulatory scrutiny and heightened security requirements both in the U.S. and in other jurisdictions in which we and our Affiliates operate.
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.
We recognize the importance of protecting information assets such as the personally identifiable information of our employees, and proprietary business information regarding our Affiliates and their clients, and have adopted policies, management oversight, accountability structures, and technology processes designed to safeguard this information. All of our employees are required to attest annually to our information security policies and participate in regular security awareness training to protect their information and the AMG data and systems to which they have access. These trainings also instruct employees on how to report any potential privacy or data security issues.
Our information security organization comprises internal and external resources designed to identify, protect, detect, mitigate, resolve, and recover from various threats and attacks by malicious actors. We leverage 24x7x365 monitoring tools and services to address the confidentiality, integrity, and availability of AMG assets and data. Regular internal and third-party reviews are performed on our processes and technologies to validate the effectiveness of our privacy and data security controls and safeguards. We monitor industry best practices and developments in data privacy and security, including increased scrutiny of third-party service providers with access to sensitive AMG data. We also have our own fully documented proprietary security incident response plan, with defined roles and responsibilities that address notification obligations and incident response procedures in the event of a data security breach. We are dedicated to business continuity and resiliency, and have documented strategies, policies, and procedures in place to protect employee, business, Affiliate, and Affiliate client data in the event of an emergency or natural disaster.
Although we provide our Affiliates with operational autonomy in managing their businesses and may have limited involvement in the design, oversight, and maintenance of their respective technology systems and networks, we offer ongoing cybersecurity support to Affiliates through our information security program, including with respect to conducting Affiliate program assessments and assisting, as appropriate and practicable, in their identification of, and response to, an actual or suspected cybersecurity incident. Additionally, prior to any investment in a new Affiliate, we conduct a diligence review of its information security program.
We work with third-party service providers to proactively assess our information security program and provide us with an industry view of the cyberthreat landscape, in addition to monitoring and supporting our control environment and breach notification and response processes.
As of the date of this Annual Report on Form 10-K, cybersecurity threats have not materially affected and we believe are not reasonably likely to materially affect AMG, including our business strategy, results of operations, or financial condition. Refer to the risk factor captioned “Failure to maintain and properly safeguard an adequate technology infrastructure may limit our or our Affiliates’ growth, result in losses or disrupt our or our Affiliates’ businesses” in Part I, Item 1A. “Risk Factors” for more information regarding cybersecurity risks and potential related impacts on AMG.
Governance
We have a formal information security program, designed to develop and maintain privacy and data security practices to protect AMG assets and sensitive third-party information, including personal and Affiliate information. This program is governed by a committee comprising members of senior management, including our Chief Information Officer (“CIO”), which meets regularly and reports to the Board of Directors at least annually (the “Information Security Governance Committee”). Members of the Information Security Governance Committee oversee communications with the Board of Directors regarding material cybersecurity incidents and provide the Board with a summary of risks from current cybersecurity threats on a regular basis, as well as updates on management’s information security program oversight and maintenance activities, and any material changes to AMG’s information security practices and procedures. The Board of Directors is also regularly provided with cybersecurity educational sessions, including perspectives from external advisors that are invited to present on current cybersecurity topics.
We take a risk-based approach to cybersecurity and have implemented policies throughout our operations that are designed to address cybersecurity threats and our response to actual or suspected incidents. In particular, the Information Security Governance Committee is responsible for the ongoing identification and assessment of reasonably foreseeable cybersecurity threats and based on these assessments, evaluating and overseeing the implementation of safeguards for limiting such risks, including employee training and compliance, and detection and prevention mechanisms. If a cybersecurity incident occurs, the Information Security Governance Committee will assemble an incident response team responsible for the identification, remediation, and post-incident review of such incident, engage outside advisors and notify third parties as appropriate, and assess the materiality of the nature, scope, and timing of a given incident and whether public disclosure is required.
The CIO, in coordination with the Information Security Governance Committee, is responsible for leading the assessment and management of cybersecurity risks. The current CIO has over 25 years of experience in information security. The CIO reports to the Board of Directors as part of the Information Security Governance Committee’s updates discussed above and regularly communicates with the other members of the Information Security Governance Committee and senior management regarding cybersecurity risks.

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
Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (symbol: AMG). As of February 14, 2024, there were 104 stockholders of record, including banks, brokers, and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2023	395,230	$126.51	395,230	$126.51	4,798,554
November 1-30, 2023	417,793	133.96	417,793	133.96	4,380,761
December 1-31, 2023	185,404	145.53	185,404	145.53	4,195,357
Total	998,427	133.16	998,427	133.16
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and option exercise transactions, if any.
(2)    Our Board of Directors authorized share repurchase programs in January 2022, October 2022, and October 2023 to repurchase up to 2.0 million, 3.0 million, and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of December 31, 2023, we had repurchased all of the shares in the repurchase program authorized in January 2022.
For the years ended December 31, 2021, 2022, and 2023, we repurchased 3.5 million, 4.5 million, and 3.0 million shares of our common stock at an average price per share of $146.54, $144.45, and $132.99, respectively.

Performance Graph
Our peer group comprises AllianceBernstein Holding L.P., Ares Management Corporation, Artisan Partners Asset Management Inc., Blue Owl Capital Inc., The Carlyle Group Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc, Lazard Ltd., TPG Inc., Victory Capital Holdings, Inc., and Virtus Investment Partners, Inc. Our peer group was revised in 2023 to include two additional alternative-focused asset management companies, Blue Owl Capital Inc. and TPG Inc., to reflect the growing contribution of alternative strategies to our earnings. The following graph compares the cumulative stockholder return on our common stock from December 31, 2018 through December 31, 2023, with the cumulative total return, during the same period, on the Standard & Poor’s MidCap 400 Index, our prior peer group, and our current peer group. The comparison below assumes the investment of $100 on December 31, 2018 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.
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
Our discussion and analysis of the key operating performance measures and financial results for fiscal year 2023 compared to fiscal year 2022 is included herein. For discussion and analysis of fiscal year 2022 compared to fiscal year 2021, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on February 17, 2023.
Executive Overview
AMG is a strategic partner to leading independent investment firms globally. Our strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return. With their entrepreneurial, investment-centric cultures and alignment of interests with clients through direct equity ownership by firm principals, independent firms have fundamental competitive advantages in offering unique return streams to the marketplace. Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence. Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including growth capital, product strategy and development, capital formation, and incentive alignment and succession planning. As of December 31, 2023, our aggregate assets under management were approximately $673 billion across a diverse range of private markets, liquid alternatives, and differentiated long-only investment strategies.
In the third quarter of 2023, we completed a minority investment in Forbion Group Holding B.V., a private markets firm focused on investing in high-quality life sciences companies, and in the fourth quarter of 2023, we completed a minority investment in Ara Partners Group, LLC, a private markets firm specializing in industrial decarbonization. Following the close of the transactions, Affiliate management continues to hold a significant majority of the equity of the businesses and directs the day-to-day operations.
In the third quarter of 2023, we completed the sale of our equity interest in Veritable, LP (“Veritable”) (the “Veritable Transaction”). Pursuant to the terms of the agreement, under which a third party acquired 100% of the outstanding equity interests in Veritable, we received $287.4 million in cash, net of transaction costs. Our gain on the transaction was $133.1 million.
In the fourth quarter of 2022, we completed the sale of our equity interest in Baring Private Equity Asia (“BPEA”) to EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST), (the “BPEA Transaction”) in connection with the strategic combination of BPEA and EQT. Pursuant to the terms of the Securities Purchase and Merger Agreement with EQT, under which we and each of the other owners agreed to sell our respective equity interests in BPEA, we received $223.6 million in cash, net of transaction costs, and 28.68 million EQT ordinary shares (25% of which were subject to a six-month lock-up, which expired in April 2023), and other investments. Our gain on the transaction was $641.9 million.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Years Ended December 31,
(in billions, except as noted)	2021	2022	% Change	2023	% Change
Assets under management	$813.8	$650.8	(20)%	$672.7	3%
Average assets under management	761.7	709.4	(7)%	660.3	(7)%
Aggregate fees (in millions)	5,611.4	5,560.5	(1)%	5,066.6	(9)%
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
Aggregate fees consist of the total asset- and performance-based fees earned by all of our consolidated and equity method Affiliates. For certain of our Affiliates accounted for under the equity method, we report the Affiliate’s aggregate fees one quarter in arrears. Aggregate fees are provided in addition to, but not as a substitute for, Consolidated revenue or other GAAP performance measures.
Assets Under Management

Our Affiliates provide a diverse range of differentiated return streams through their specialized investment processes. We continue to see demand for alternative strategies, as evidenced by our net inflows in this category for the year ended December 31, 2023. At the same time, our equity strategies saw outflows, particularly in global equities, in line with client cash flow trends across the industry. We continue to invest in areas of long-term client demand — including private markets, liquid alternatives, sustainable investment strategies, wealth management, and Asia — through new and existing Affiliates, to better position AMG to benefit from industry growth trends. We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in additional high-quality firms across the global investment management industry.
The following charts present information regarding the composition of our assets under management by strategy as of December 31, 2022 and 2023:

Assets Under Management by Strategy

___________________________
(1)Alternatives include private markets strategies, which accounted for 15% and 17% of our assets under management as of December 31, 2022 and 2023, respectively.
The following table presents changes in our assets under management by strategy:

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2022	$220.9	$186.1	$133.3	$110.5	$650.8
Client cash inflows and commitments	32.4	19.7	18.0	19.6	89.7
Client cash outflows	(23.1)	(46.0)	(30.9)	(18.9)	(118.9)
Net client cash flows	9.3	(26.3)	(12.9)	0.7	(29.2)
New investments	8.1	—	—	—	8.1
Veritable(1)	(0.2)	—	—	(17.6)	(17.8)
Market changes	8.7	25.0	22.5	10.8	67.0
Foreign exchange(2)	2.1	2.4	0.5	0.3	5.3
Realizations and distributions (net)	(7.3)	(0.3)	(0.7)	(0.3)	(8.6)
Other(3)	(2.8)	(0.3)	0.1	0.1	(2.9)
December 31, 2023	$238.8	$186.6	$142.8	$104.5	$672.7
___________________________
(1)Assets under management attributable to Veritable as of the closing date.
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following charts present information regarding the composition of our assets under management by client type as of December 31, 2022 and 2023:

Assets Under Management by Client Type

The following table presents changes in our assets under management by client type:

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2022	$333.5	$188.9	$128.4	$650.8
Client cash inflows and commitments	38.5	31.5	19.7	89.7
Client cash outflows	(50.2)	(47.7)	(21.0)	(118.9)
Net client cash flows	(11.7)	(16.2)	(1.3)	(29.2)
New investments	7.9	—	0.2	8.1
Veritable(1)	(0.2)	—	(17.6)	(17.8)
Market changes	28.0	25.5	13.5	67.0
Foreign exchange(2)	3.0	1.9	0.4	5.3
Realizations and distributions (net)	(6.0)	(2.4)	(0.2)	(8.6)
Other(3)	0.4	(1.7)	(1.6)	(2.9)
December 31, 2023	$354.9	$196.0	$121.8	$672.7
___________________________
(1)Assets under management attributable to Veritable as of the closing date.
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	18%	85%	95%	84%
Global equity(2)	28%	44%	43%	61%
U.S. equity(2)	21%	42%	77%	77%
Multi-asset and fixed income(3)	16%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(4)	17%	83%	84%
___________________________
(1)Past performance is not indicative of future results. Performance and AUM information is as of December 31, 2023 and is based on data available at the time of calculation. Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
In some cases, if product returns exceed certain performance thresholds, we will participate in performance-based fees. Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized. Performance-based fees are generally billed less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance. As of December 31, 2023, approximately 27% of our total assets under management could potentially earn performance-based fees. These percentages were approximately 12% and 48% of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively. We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominately earned by our Affiliates accounted for under the equity method.
Aggregate fees were $5,066.6 million in 2023, a decrease of $493.9 million or 9% as compared to 2022. The decrease in our aggregate fees was due to a $348.7 million or 6% decrease from asset-based fees and a $145.2 million or 3% decrease from performance-based fees, primarily in our liquid alternative strategies. The decrease in asset-based fees was principally due to a decrease in our average assets under management, primarily in our global equity strategies, and the impact of the BPEA Transaction. These decreases were partially offset by changes in the composition of our assets under management.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2021	2022	% Change	2023	% Change
Net income (controlling interest)	$565.7	$1,145.9	N.M.(1)	$672.9	(41)%
Adjusted EBITDA (controlling interest)(2)	1,045.6	1,053.8	1%	935.7	(11)%
Economic net income (controlling interest)(2)	770.0	797.2	4%	717.8	(10)%
___________________________
(1)Percentage change is not meaningful.
(2)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business. Adjusted EBITDA (controlling interest) decreased $118.1 million or 11% in 2023, primarily due to a $493.9 million or 9% decrease in aggregate fees. Adjusted EBITDA (controlling interest) decreased more than aggregate fees on a percentage basis primarily due to the recognition of performance-based fees earned by Affiliates in which we hold less of an economic interest.

Net income (controlling interest) decreased $473.0 million or 41% in 2023. This decrease was primarily due to a $508.8 million decrease in Affiliate Transaction gains and the impact of a $58.1 million decrease in Equity method income (net). These decreases were partially offset by a $169.1 million decrease in Income tax expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to our acquisition of interests in Affiliates and improves comparability of performance between periods. Economic net income (controlling interest) decreased $79.4 million or 10% in 2023 primarily due to a $118.1 million or 11% decrease in Adjusted EBITDA (controlling interest).
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
Consolidated Revenue
Our Consolidated revenue is derived from our consolidated Affiliates, primarily from asset-based fees from investment management services. For these Affiliates, we typically use structured partnership interests in which we contractually share in the Affiliate’s revenue without regard to expenses. Consolidated revenue is generally determined by the level of our consolidated Affiliates’ average assets under management and the composition of these assets across our consolidated Affiliates’ investment strategies with different asset-based fee ratios and performance-based fees.
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2021	2022	% Change	2023	% Change
Consolidated Affiliate average assets under management (in billions)	$445.8	$422.2	(5)%	$393.7	(7)%
Consolidated revenue	$2,412.4	$2,329.6	(3)%	$2,057.8	(12)%
Our Consolidated revenue decreased $271.8 million or 12% in 2023, due to a $165.5 million or 7% decrease from asset-based fees and a $106.3 million or 5% decrease from performance-based fees, primarily in our private markets strategies. The decrease in asset-based fees was principally due to a decrease in consolidated Affiliate average assets under management, primarily in our global equity strategies.
Consolidated Expenses
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates.
The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2021	2022	% Change	2023	% Change
Compensation and related expenses	$1,047.1	$1,071.5	2%	$907.5	(15)%
Selling, general and administrative	347.1	385.5	11%	358.2	(7)%
Intangible amortization and impairments	35.7	51.6	45%	48.3	(6)%
Interest expense	111.4	114.4	3%	123.8	8%
Depreciation and other amortization	16.6	15.8	(5)%	13.0	(18)%
Other expenses (net)	73.5	34.7	(53)%	45.8	32%
Total consolidated expenses	$1,631.4	$1,673.5	3%	$1,496.6	(11)%
Compensation and related expenses decreased $164.0 million or 15% in 2023, primarily due to a $161.9 million decrease in compensation correlated to the decrease in Consolidated revenue and a $3.0 million decrease in share-based compensation.

Selling, general and administrative expenses decreased $27.3 million or 7% in 2023, primarily due to a $26.0 million decrease in distribution and investment-related expenses principally as a result of a decrease in average assets under management on which these expenses are incurred.
There were no significant changes in Intangible amortization and impairments in 2023.
Interest expense increased $9.4 million or 8% in 2023, primarily due to a $12.1 million increase resulting from higher interest rates on our senior unsecured term loan facility (the “term loan”). This increase was partially offset by a $2.9 million decrease resulting from repurchases of our junior convertible securities in the first half of 2022.
There were no significant changes in Depreciation and other amortization in 2023.
Other expenses (net) increased $11.1 million or 32% in 2023, primarily due to a $13.0 million increase in expenses related to changes in the values of contingent payment obligations.
Equity Method Income (Net)
When we do not own a controlling equity interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method. Our share of earnings or losses from Affiliates accounted for under the equity method, net of amortization and impairments, is included in Equity method income (net). For certain of our Affiliates accounted for under the equity method, we report the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears.
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
The following table presents equity method Affiliate average assets under management and equity method revenue, as well as equity method earnings, equity method intangible amortization, and equity method intangible impairments, which in aggregate form Equity method income (net):

	For the Years Ended December 31,
(in millions, except as noted)	2021	2022	% Change	2023	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$315.9	$287.2	(9)%	$266.6	(7)%
Equity method revenue	$3,199.0	$3,230.9	1%	$3,008.8	(7)%

Financial Performance Measures
Equity method earnings	$417.5	$497.2	19%	$375.6	(24)%
Equity method intangible amortization	(123.0)	(109.1)	(11)%	(86.0)	(21)%
Equity method intangible impairments	(52.0)	(50.0)	(4)%	(9.6)	(81)%
Equity method income (net)	$242.5	$338.1	39%	$280.0	(17)%
Our equity method revenue decreased $222.1 million or 7% in 2023, due to a $183.2 million or 6% decrease from asset-based fees and a $38.9 million or 1% decrease from performance-based fees, primarily in our liquid alternative strategies. The decrease in asset-based fees was principally due to the impact of the BPEA Transaction, partially offset by changes in the composition of our assets under management.

Equity method earnings decreased $121.6 million or 24% in 2023, while equity method revenue decreased $222.1 million or 7%. Equity method earnings decreased more than equity method revenue on a percentage basis primarily due to the recognition of performance-based fees earned by Affiliates in which we hold less of an economic interest.
Equity method intangible amortization decreased $23.1 million or 21% in 2023, primarily due to a $22.9 million decrease in amortization expense due to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships and an $8.4 million decrease due to the BPEA Transaction. These decreases were partially offset by an $8.2 million increase in amortization expense due to investments in new Affiliates.
Equity method intangible impairments decreased $40.4 million or 81% in 2023. See Note 9 of our Consolidated Financial Statements.
Affiliate Transaction gains
For the years ended December 31, 2022, and 2023, we recorded gains of $641.9 million on the BPEA Transaction and $133.1 million on the Veritable Transaction, respectively. See Notes 8 and 9 of our Consolidated Financial Statements.
Investment and Other Income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2021	2022	% Change	2023	% Change
Investment and other income	$117.6	$110.3	(6)%	$117.1	6%
Investment and other income increased $6.8 million or 6% in 2023, primarily due to a $29.2 million net increase in realized and unrealized gains on Other investments and a $21.1 million increase in interest income. These increases were partially offset by a $38.9 million net decrease in realized and unrealized gains on Investments in marketable securities.
Income Tax Expense
The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2021	2022	% Change	2023	% Change
Income tax expense	$251.0	$358.3	43%	$185.3	(48)%
Income tax expense decreased $173.0 million or 48% in 2023, primarily due to a decrease in Income before income taxes attributable to the controlling interest and higher discrete foreign and domestic tax benefits realized on our final 2022 tax returns as a result of the change in the mix of foreign and domestic income. See Note 19 of our Consolidated Financial Statements.
Net Income
The following table presents Net income, Net income (controlling interest) and Net income (non-controlling interest):

	For the Years Ended December 31,
(in millions)	2021	2022	% Change	2023	% Change
Net income	$890.1	$1,388.1	56%	$906.1	(35)%
Net income (non-controlling interests)	324.4	242.2	(25)%	233.2	(4)%
Net income (controlling interest)	565.7	1,145.9	N.M.(1)	672.9	(41)%
___________________________
(1)Percentage change is not meaningful.
Net income (controlling interest) decreased $473.0 million or 41% in 2023, primarily due decreases in Affiliate Transaction gains and Equity method income (net). These decreases were partially offset by a decrease in Income tax expense attributable to the controlling interest.
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
Adjusted EBITDA (controlling interest)
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business before interest expense, income and certain non-income based taxes, depreciation, amortization, impairments, gains and losses related to the BPEA and Veritable Transactions, and non-cash items such as certain Affiliate equity activity, gains and losses on our contingent payment obligations, and unrealized gains and losses on seed capital, general partner commitments, and other strategic investments. Adjusted EBITDA (controlling interest) is also adjusted for realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments. We believe that many investors use this non-GAAP measure when assessing the financial performance of companies in the investment management industry. This non-GAAP performance measure is provided in addition to, but not as a substitute for, Net income (controlling interest) or other GAAP performance measures.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2021	2022	2023
Net income (controlling interest)	$565.7	$1,145.9	$672.9
Interest expense	111.4	114.4	123.8
Income taxes	229.6	347.4	185.2
Intangible amortization and impairments(1)	199.9	195.0	128.5
Affiliate Transactions(2)	—	(743.6)	(162.7)
Other items(3)	(61.0)	(5.3)	(12.0)
Adjusted EBITDA (controlling interest)	$1,045.6	$1,053.8	$935.7
___________________________
(1)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates. For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income. Our share of these Affiliates’ amortization and impairments is included in Equity method income (net). The following table presents the Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2021	2022	2023
Consolidated intangible amortization and impairments	$35.7	$51.6	$48.3
Consolidated intangible amortization and impairments (non-controlling interests)	(10.8)	(15.7)	(15.4)
Equity method intangible amortization and impairments	175.0	159.1	95.6
Total	$199.9	$195.0	$128.5
(2)The year ended December 31, 2022 includes BPEA Transaction gain of $641.9 million and realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively. The year ended December 31, 2023 includes Veritable Transaction gain of $133.1 million and realized gains on ordinary shares of EQT of $29.6 million.

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
We adjust Net income (controlling interest) to calculate Economic net income (controlling interest) by adding back our share of pre-tax intangible amortization and impairments attributable to intangible assets (including the portion attributable to equity method investments in Affiliates) because these expenses do not correspond to the changes in the value of these assets, which do not diminish predictably over time. We also add back the deferred taxes attributable to intangible assets because we believe it is unlikely these accruals will be used to settle material tax obligations. Further, we adjust for gains and losses related to the BPEA and Veritable Transactions, net of tax and other economic items to improve comparability of performance between periods.
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
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Years Ended December 31,
(in millions, except per share data)	2021	2022	2023
Net income (controlling interest)	$565.7	$1,145.9	$672.9
Intangible amortization and impairments(1)	199.9	195.0	128.5
Intangible-related deferred taxes(2)	52.5	45.5	57.3
Affiliate Transactions(3)	—	(576.0)	(122.1)
Other economic items(4)	(48.1)	(13.2)	(18.8)
Economic net income (controlling interest)	$770.0	$797.2	$717.8
Average shares outstanding (diluted)	44.8	49.0	42.2
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	(7.4)	(3.7)
Assumed issuance of junior convertible securities shares	(2.1)	(1.8)	(1.7)
Average shares outstanding (adjusted diluted)	42.7	39.8	36.8
Economic earnings per share	$18.05	$20.02	$19.48
___________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”

(2)For the years ended December 31, 2022, and 2023, intangible-related deferred taxes have been adjusted to eliminate benefits of $13.5 million related to the BPEA Transaction and $28.9 million related to the Veritable Transaction, respectively.
(3)The year ended December 31, 2022 includes BPEA Transaction gain of $641.9 million and realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively, net of $167.6 million of income tax expense. The year ended December 31, 2023 includes Veritable Transaction gain of $133.1 million and realized gains on EQT shares of $29.6 million, net of $40.6 million income tax expense.
(4)Other economic items include gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, certain Affiliate equity activity, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments. For the years ended December 31, 2021, 2022, and 2023, other economic items were net of income tax expense (benefit) of $21.8 million, $(6.4) million, and $5.2 million, respectively.
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
Cash and cash equivalents were $813.6 million as of December 31, 2023 and were attributable to both our controlling and the non-controlling interests. Our principal uses of cash in 2023 were for investments in new Affiliates, purchases of investment securities, distributions to Affiliate equity holders, and the return of excess capital through share repurchases. In 2023, we met our cash requirements primarily through cash generated by operating activities, proceeds from the Veritable Transaction, and proceeds from the sale of our remaining ordinary shares of EQT.
We expect investments in new Affiliates, investments in existing Affiliates, primarily through purchases of Affiliate equity interests and general partner and seed capital investments, the return of capital through share repurchases and the payment of cash dividends on our common stock, repayment of debt, distributions to Affiliate equity holders, payment of income taxes, purchases of marketable securities, and general working capital to be the primary uses of cash on a consolidated basis for the foreseeable future. We anticipate that our current cash balance, cash flows from operations, proceeds from sales of our marketable securities, and borrowings under our senior unsecured multicurrency revolving credit facility (the “revolver”) will be sufficient to support our uses of cash for the foreseeable future. In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.
The following table presents operating, investing, and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2021	2022	2023
Operating cash flow	$1,259.2	$1,054.7	$874.3
Investing cash flow	(583.7)	(109.9)	264.5
Financing cash flow	(798.3)	(1,402.9)	(758.3)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-cash items, and timing differences in the cash settlement of assets and liabilities.
For the year ended December 31, 2023, Cash flows from operating activities were $874.3 million, primarily from Net income of $906.1 million adjusted for $490.8 million of distributions of earnings received from equity method investments and non-cash items of $303.3 million. These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $228.6 million. In 2023, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow

For the year ended December 31, 2023, Cash flows from investing activities were $264.5 million, primarily due to $294.0 million of cash proceeds from the Veritable Transaction and $277.4 million of net maturities and sales of investment securities. These items were partially offset by $294.7 million of investments in Affiliates. In 2023, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the year ended December 31, 2023, Cash flows used in financing activities were $758.3 million, primarily due to $341.9 million of repurchases of common stock (net), $271.3 million of distributions to non-controlling interests, $55.3 million of other financing items, and $54.0 million of Affiliate equity purchases, net of issuances.
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
As of December 31, 2023, the current redemption value of Affiliate equity interests was $447.3 million, of which $393.4 million was presented as Redeemable non-controlling interests (including $11.8 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $53.9 million was included in Other liabilities. Although the timing and amounts of these purchases are difficult to predict, we paid $67.4 million for Affiliate equity purchases and received $13.4 million for Affiliate equity issuances in 2023, and we expect net purchases of approximately $100 million of Affiliate equity in 2024. In the event of a purchase, we become the owner of the cash flow associated with the purchased equity. See Notes 16 and 17 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in January 2022, October 2022, and October 2023 to repurchase up to 2.0 million, 3.0 million, and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. For the year ended December 31, 2023, we repurchased 3.0 million shares of our common stock at an average price per share of $132.99. As of December 31, 2023, we had repurchased all of the shares in the repurchase program authorized in January 2022, and there were a total of 4.2 million shares available for repurchase under our share repurchase programs.
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
In August 2022, the Inflation Reduction Act was enacted into law and included a provision for a 1% excise tax on repurchases of our common stock. This provision, which was effective for the Company beginning January 1, 2023, did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2023. We do not currently expect the excise tax to have a material impact on our financial position or cash flows. We record the excise tax as part of the cost basis of our common stock repurchased.
Debt
The following table presents the carrying value of our outstanding indebtedness. See Note 6 of our Consolidated Financial Statements.

	December 31,
(in millions)	2021	2022	2023
Senior bank debt	$350.0	$350.0	$350.0
Senior notes	1,098.0	1,098.7	1,099.4
Junior subordinated notes	765.8	765.9	765.9
Junior convertible securities	299.5	341.7	341.7
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
Under the terms of the credit facilities we are required to meet two financial ratio covenants. The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x. The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”). For purposes of calculating these ratios, share-based compensation and certain Affiliate equity expenses are added back to Adjusted EBITDA. As of December 31, 2023, our bank leverage and bank interest coverage ratios were 1.3x and 8.3x, respectively, and we were in compliance with all of the terms of our credit facilities.
As of December 31, 2023, we had no outstanding borrowings under the revolver and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
As of December 31, 2023, we had senior notes outstanding, the respective principal terms of which are presented below:

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
On February 15, 2024, our $400.0 million 4.25% senior notes due 2024 matured and were fully repaid.
Junior Subordinated Notes
As of December 31, 2023, we had junior subordinated notes outstanding, the respective principal terms of which are presented below:

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
Junior Convertible Securities
As of December 31, 2023, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) maturing in 2037. The junior convertible securities were issued by AMG Capital Trust II, a Delaware statutory trust, in October 2007. Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust. The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities. We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities. We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
Holders of the junior convertible securities have no rights to put these securities to us. Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election. We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense. We estimate that these deductions will generate annual deferred tax liabilities of approximately $9 million. For the year ended December 31, 2022, we repurchased a portion of our junior convertible securities for a purchase price of $60.9 million and as a result of these repurchases, we reduced our Deferred income tax liability (net) by $11.4 million. We did not repurchase any of our junior convertible securities during the year ended December 31, 2023.
Equity Distribution Program
In the second quarter of 2022, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced our prior equity distribution program. As of December 31, 2023, no sales had occurred under the equity distribution program.
Commitments
See Note 7 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 4 and 7 of our Consolidated Financial Statements.
Leases
As of December 31, 2023, our lease obligations were $40.0 million through 2024, $61.5 million from 2025 through 2026, $43.9 million from 2027 through 2028, and $68.3 million thereafter. The portion of these lease obligations attributable to the controlling interest were $11.3 million through 2024, $13.6 million from 2025 through 2026, $3.9 million from 2027 through 2028, and $8.0 million thereafter. See Note 10 of our Consolidated Financial Statements.
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
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized. We perform a qualitative impairment assessment at least annually to determine if the carrying value of our single reporting unit is in excess of its fair value. In this qualitative assessment, we typically measure the excess of the fair value of our reporting unit over its carrying value using various qualitative and quantitative factors (including our market capitalization). If there is an indication that the carrying value of the reporting unit is in excess of the fair value under this test, then we must determine if a potential impairment is more-likely-than-not. To determine if a potential impairment is more-likely-than-not, we perform a single step quantitative test with any excess of carrying value over fair value recorded as an expense in Intangible amortization and impairments.
We completed our annual qualitative goodwill impairment assessment as of September 30, 2023 and no impairment was indicated. Based on our assessment, the fair value of our reporting unit was substantially greater than its respective carrying amount, including goodwill.
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
We perform indefinite-lived acquired client relationship impairment assessments annually, or more frequently should circumstances indicate fair value has declined below the related carrying value. For purposes of our assessments, we consider various qualitative and quantitative factors to determine if it is more-likely-than-not that the fair value of each asset group is greater than its carrying amount. If we determine that it is likely that the fair value has declined below our related carrying value, we perform discounted cash flow analyses to determine the fair value of the asset group and record an expense in Intangible amortization and impairments to reduce the carrying value to its fair value.
For the year ended December 31, 2023, we completed our annual assessment and only a significant decline in the fair values of these assets would result in an impairment.

Equity Method Investments in Affiliates
We periodically perform assessments to determine if the fair value of an investment may have declined below its related carrying value for our Affiliates accounted for under the equity method for a period that we consider to be other-than-temporary. We perform these assessments if certain triggering events occur or annually during the fourth quarter. We first consider whether certain qualitative and quantitative factors (including discount rates) indicate an increased likelihood of a decline in the fair value of an Affiliate during the reporting period. If such a decline is identified, and it is likely that an investment’s fair value may have declined below its carrying value, we perform a quantitative assessment to determine if an impairment exists. Impairments are recorded as an expense in Equity method income (net) to reduce the carrying value of the Affiliate to its fair value.
When we quantitatively test our equity method investments for impairment, we typically use valuation methods such as discounted cash flow analyses. In these analyses, our most significant assumptions relate to growth rates of projected assets under management, client attrition, asset- and performance-based fees, expenses, and discount rates. We consider the reasonableness of our assumptions by comparing our valuation conclusions to observed market transactions, comparable company valuations, and, in certain instances, by consulting with third-party valuation firms. Changes in these assumptions could significantly impact the respective fair value of an Affiliate.
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
As of December 31, 2023, we estimate a proportional 1% change in the value of our assets under management would have resulted in a $16.3 million annualized change in asset-based fees in Consolidated revenue for our consolidated Affiliates and a $14.8 million annualized change in asset-based fees in equity method revenue for our Affiliates accounted for under the equity method. This proportional increase or decrease excludes assets under management on which asset-based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes, and junior convertible securities. While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities. We estimate that a 1% change in interest rates would have resulted in a $145.7 million net change in the fair value of our fixed rate securities as of December 31, 2023. We pay a variable rate of interest on our credit facilities at specified rates, based either on an applicable term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% or prime rate, plus a marginal rate determined based on our credit rating. As of December 31, 2023, the interest rate for our outstanding borrowings under the term loan was term-SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of 0.85%. We estimate that a 1% change in interest rates would have changed our annual interest expense on the outstanding balances under our credit facilities by $3.5 million, as of December 31, 2023.
Foreign Currency Risk
The functional currency of most of our Affiliates is the U.S. dollar. Certain of our Affiliates have the pound sterling, Canadian dollar, or the Euro as their functional currency, and are, therefore, impacted by movements in pound sterling, Canadian dollar, and Euro to U.S. dollar foreign currency exchange rates. In addition, the valuations of our foreign Affiliates with a non-U.S. dollar functional currency change based on fluctuations in foreign currency exchange rates, among other factors. Changes due to fluctuations in foreign currency exchange rates are recorded as a component of stockholders’ equity.
To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling, Canadian dollar, and Euro to U.S. dollar exchange rates would have resulted in a $8.0 million, $2.1 million, and $1.2 million change to stockholders’ equity, respectively, based on the December 31, 2023 carrying value of Affiliates whose functional currency is the pound sterling, Canadian dollar, or the Euro, and of our and our Affiliates’ pound sterling- and Euro-denominated derivative financial instruments.  For the year ended December 31, 2023, we estimate a 1% change in the pound sterling, Canadian dollar, and the Euro to U.S. dollar exchange rates would have resulted in $1.2 million, $0.3 million, and $0.0 million in annual changes to Income before income taxes (controlling interest), respectively.
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
As of December 31, 2023, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023 was effective.
The Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its affiliates (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Impairment Assessment for Certain Equity Method Investments in Affiliates

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s equity method investments in affiliates balance was $2,288.5 million as of December 31, 2023, a portion of which related to certain equity method investments. For its affiliates accounted for under the equity method, management periodically performs assessments to determine if the fair value of an investment may have declined below its related carrying value for a period that management considers to be other-than-temporary. Management first considers whether certain qualitative and quantitative factors (including discount rates) indicate an increased likelihood of a decline in the fair value. If such a decline is identified, and it is likely that an investment’s fair value may have declined below its carrying value, management performs a quantitative assessment to determine if an impairment exists.
The principal considerations for our determination that performing procedures relating to the impairment assessment for certain equity method investments in affiliates is a critical audit matter are (i) the significant judgment by management in assessing whether there were certain qualitative and quantitative factors indicating an increased likelihood of a decline in the fair value of certain equity method investments in affiliates, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s assessment of indicators of impairment related to the discount rate assumptions, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment for equity method investments in affiliates to assess whether there were certain qualitative and quantitative factors indicating an increased likelihood of a decline in the fair value. These procedures also included, among others, (i) testing management’s process for assessing whether there were certain qualitative and quantitative factors indicating an increased likelihood of a decline in the fair value of certain equity method investments in affiliates, (ii) testing the completeness and accuracy of the underlying data used in management’s assessment of indicators of an increased likelihood of a decline in the fair value, (iii) evaluating the reasonableness of management’s discount rate assumptions by considering whether the assumptions were consistent with evidence obtained in other areas of the audit, (iv) and the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 16, 2024

We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2021	2022	2023
Consolidated revenue	$2,412.4	$2,329.6	$2,057.8

Consolidated expenses:
Compensation and related expenses	1,047.1	1,071.5	907.5
Selling, general and administrative	347.1	385.5	358.2
Intangible amortization and impairments	35.7	51.6	48.3
Interest expense	111.4	114.4	123.8
Depreciation and other amortization	16.6	15.8	13.0
Other expenses (net)	73.5	34.7	45.8
Total consolidated expenses	1,631.4	1,673.5	1,496.6

Equity method income (net)	242.5	338.1	280.0
Affiliate Transaction gains (Notes 8 and 9)	—	641.9	133.1
Investment and other income	117.6	110.3	117.1
Income before income taxes	1,141.1	1,746.4	1,091.4

Income tax expense	251.0	358.3	185.3
Net income	890.1	1,388.1	906.1

Net income (non-controlling interests)	(324.4)	(242.2)	(233.2)
Net income (controlling interest)	$565.7	$1,145.9	$672.9

Average shares outstanding (basic)	41.5	38.5	35.1
Average shares outstanding (diluted)	44.8	49.0	42.2

Earnings per share (basic)	$13.65	$29.77	$19.18
Earnings per share (diluted)	$13.05	$25.35	$17.42
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2021	2022	2023
Net income	$890.1	$1,388.1	$906.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	6.8	(141.3)	41.1
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.4	(0.5)	0.3
Change in net unrealized gain (loss) on available-for-sale debt securities	—	(1.0)	0.5
Other comprehensive income (loss), net of tax	7.2	(142.8)	41.9
Comprehensive income	897.3	1,245.3	948.0
Comprehensive income (non-controlling interests)	(321.2)	(214.9)	(239.3)
Comprehensive income (controlling interest)	$576.1	$1,030.4	$708.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2022	2023
Assets
Cash and cash equivalents	$429.2	$813.6
Receivables	316.0	368.4
Investments in marketable securities	716.9	461.0
Goodwill	2,648.7	2,523.6
Acquired client relationships (net)	1,876.0	1,812.4
Equity method investments in Affiliates (net)	2,139.5	2,288.5
Fixed assets (net)	68.5	67.3
Other investments	421.6	480.9
Other assets	264.6	243.9
Total assets	$8,881.0	$9,059.6
Liabilities and Equity
Payable and accrued liabilities	$778.3	$628.5
Debt	2,535.3	2,537.5
Deferred income tax liability (net)	464.7	463.8
Other liabilities	461.7	466.3
Total liabilities	4,240.0	4,096.1
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	465.4	393.4
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued in 2022 and 2023)	0.6	0.6
Additional paid-in capital	695.5	741.4
Accumulated other comprehensive loss	(203.4)	(167.6)
Retained earnings	5,718.2	6,389.6
	6,210.9	6,964.0
Less: Treasury stock, at cost (22.7 shares in 2022 and 25.3 shares in 2023)	(2,980.6)	(3,376.1)
Total stockholders' equity	3,230.3	3,587.9
Non-controlling interests	945.3	982.2
Total equity	4,175.6	4,570.1
Total liabilities and equity	$8,881.0	$9,059.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)

	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2020	$0.6	$728.9	$(98.3)	$4,005.5	$(1,857.0)	$537.6	$3,317.3
Net income	—	—	—	565.7	—	324.4	890.1
Other comprehensive income (loss), net of tax	—	—	10.4	—	—	(3.2)	7.2
Share-based compensation	—	63.4	—	—	—	—	63.4
Common stock issued under share-based incentive plans	—	(53.5)	—	—	36.8	—	(16.7)
Repurchases of junior convertible securities	—	(7.1)	—	—	—	—	(7.1)
Share repurchases	—	17.3	—	—	(527.2)	—	(509.9)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	—	(1.7)
Investments in Affiliates	—	—	—	—	—	247.0	247.0
Affiliate equity activity:
Affiliate equity compensation	—	17.0	—	—	—	45.9	62.9
Issuances	—	(16.7)	—	—	—	120.6	103.9
Purchases	—	23.9	—	—	—	(21.1)	2.8
Changes in redemption value of Redeemable non-controlling interests	—	(121.6)	—	—	—	—	(121.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(3.9)	(3.9)
Capital contributions and other	—	—	—	—	—	11.2	11.2
Distributions to non-controlling interests	—	—	—	—	—	(334.3)	(334.3)
December 31, 2021	$0.6	$651.6	$(87.9)	$4,569.5	$(2,347.4)	$924.2	$3,710.6
Impact of adoption of new accounting standard (ASU 2020-06)	—	(80.6)	—	4.5	—	—	(76.1)
Net income	—	—	—	1,145.9	—	242.2	1,388.1
Other comprehensive loss, net of tax	—	—	(115.5)	—	—	(27.3)	(142.8)
Share-based compensation	—	62.4	—	—	—	—	62.4
Common stock issued under share-based incentive plans	—	(38.6)	—	—	21.5	—	(17.1)
Share repurchases	—	(45.0)	—	—	(654.7)	—	(699.7)
Dividends ($0.04 per share)	—	—	—	(1.7)	—	—	(1.7)
Affiliate equity activity:
Affiliate equity compensation	—	9.5	—	—	—	46.4	55.9
Issuances	—	(12.2)	—	—	—	31.4	19.2
Purchases	—	2.6	—	—	—	(14.6)	(12.0)
Changes in redemption value of Redeemable non-controlling interests	—	145.8	—	—	—	—	145.8
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.8)	(1.8)
Capital contributions and other	—	—	—	—	—	86.7	86.7
Distributions to non-controlling interests	—	—	—	—	—	(341.9)	(341.9)
December 31, 2022	$0.6	$695.5	$(203.4)	$5,718.2	$(2,980.6)	$945.3	$4,175.6

Net income	—	—	—	672.9	—	233.2	906.1
Other comprehensive income, net of tax	—	—	35.8	—	—	6.1	41.9
Share-based compensation	—	59.4	—	—	—	—	59.4
Common stock issued under share-based incentive plans	—	(47.2)	—	—	15.9	—	(31.3)
Share repurchases	—	59.1	—	—	(411.4)	—	(352.3)
Dividends ($0.04 per share)	—	—	—	(1.5)	—	—	(1.5)
Affiliate equity activity:
Affiliate equity compensation	—	13.4	—	—	—	39.1	52.5
Issuances	—	(13.7)	—	—	—	30.1	16.4
Purchases	—	13.6	—	—	—	(5.5)	8.1
Changes in redemption value of Redeemable non-controlling interests	—	(55.5)	—	—	—	—	(55.5)
Transfers from Redeemable non-controlling interests	—	—	—	—	—	8.9	8.9
Capital contributions and other	—	—	—	—	—	13.5	13.5
Distributions to non-controlling interests	—	—	—	—	—	(271.3)	(271.3)
Effect of deconsolidation of Affiliates	—	16.8	—	—	—	(17.2)	(0.4)
December 31, 2023	$0.6	$741.4	$(167.6)	$6,389.6	$(3,376.1)	$982.2	$4,570.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2021	2022	2023
Cash flow from (used in) operating activities:
Net income	$890.1	$1,388.1	$906.1
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	35.7	51.6	48.3
Depreciation and other amortization	16.6	15.8	13.0
Deferred income tax expense	91.2	32.0	31.4
Equity method income (net)	(242.5)	(338.1)	(280.0)
Distributions received from equity method investments	337.5	393.5	490.8
Affiliate Transaction gains	—	(641.9)	(133.1)
Share-based compensation and Affiliate equity compensation expense	126.7	113.8	112.1
Net realized and unrealized gains on investment securities	(108.7)	(103.5)	(84.2)
Other non-cash items	44.2	17.8	(10.8)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(109.6)	(46.7)	(45.0)
Sales of securities by consolidated Affiliate sponsored investment products	58.0	33.8	54.3
Decrease (increase) in receivables	31.7	87.0	(48.4)
Decrease in other assets	23.8	41.6	9.2
Increase (decrease) in payables, accrued liabilities, and other liabilities	64.5	9.9	(189.4)
Cash flow from operating activities	1,259.2	1,054.7	874.3
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(562.6)	(291.1)	(294.7)
Proceeds from Affiliate Transactions	—	223.6	294.0
Return of capital from equity method investments	4.4	0.8	0.2
Purchase of fixed assets	(8.4)	(11.4)	(12.4)
Purchase of investment securities	(73.5)	(312.0)	(731.1)
Maturities and sales of investment securities	56.4	280.2	1,008.5
Cash flow from (used in) investing activities	(583.7)	(109.9)	264.5
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	200.0	—	25.0
Repayments of senior bank debt and junior convertible securities	(33.0)	(60.8)	(25.0)
Repurchase of common stock (net)	(595.3)	(713.8)	(341.9)
Dividends paid on common stock	(1.7)	(1.6)	(1.5)
Distributions to non-controlling interests	(334.3)	(341.9)	(271.3)
Affiliate equity purchases	(150.5)	(61.5)	(67.4)
Affiliate equity issuances	117.7	15.2	13.4
Subscriptions (redemptions) to consolidated Affiliate sponsored investment products, net	40.9	13.0	(12.6)
Settlement of deferred payments, net	(21.7)	(201.0)	(21.7)
Other financing items	(20.4)	(50.5)	(55.3)
Cash flow used in financing activities	(798.3)	(1,402.9)	(758.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.8)	(22.6)	6.9
Net (decrease) increase in cash and cash equivalents	(123.6)	(480.7)	387.4
Cash and cash equivalents at beginning of period	1,039.7	908.5	429.2
Effect of (deconsolidation) consolidation of Affiliates and Affiliate sponsored investment products	(7.6)	1.4	(3.0)
Cash and cash equivalents at end of period	$908.5	$429.2	$813.6
Supplemental disclosure of cash flow information:
Income taxes paid, net	$87.1	$120.2	$314.5
Interest paid	103.0	109.4	110.4
Lease liabilities paid	38.8	41.8	37.7
Supplemental disclosure of non-cash investing and financing activities:
Payables recorded for investments in Affiliates and contingent payment obligations	$287.8	$31.2	$57.6
Right-of-use assets obtained in exchange for new operating leases	26.3	69.4	17.5
Stock issued upon vesting of restricted stock units and exercise of stock options	82.6	41.2	55.0
Stock received for tax withholdings on share-based payments	19.9	19.4	31.4
Shares received for settlement of accelerated share repurchase agreement	—	—	14.1
Payables recorded for share repurchases	16.7	—	12.0
Payables recorded for Affiliate equity purchases	11.0	27.2	43.0
EQT ordinary shares received from BPEA Transaction	—	515.2	—
Other investments from BPEA Transaction	—	51.7	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Summary of Significant Accounting Policies
(a)Organization and Nature of Operations
Affiliated Managers Group, Inc. (“AMG” or the “Company”) is a strategic partner to leading independent investment management firms globally. AMG’s strategy is to generate long-term value by investing in a diverse array of high-quality independent partner-owned firms, referred to as “Affiliates.” The Company’s Affiliates provide a comprehensive and diverse range of differentiated investment strategies designed to assist institutional and wealth clients worldwide in achieving their investment objectives. The Company operates in one segment, global investment management.
Each of the Company’s Affiliates operates through distinct legal entities, which affords the Company the flexibility to design a separate operating agreement for each Affiliate. Each operating agreement reflects the specific terms of the Company’s economic participation in the Affiliate, which, in each case, uses a “structured partnership interest.”
The form of the Company’s structured partnership interests in Affiliates differs from Affiliate to Affiliate and ranges from structures where the Company contractually shares in the Affiliate’s revenue without regard to expenses, comprising Affiliates that contribute a majority of the Company’s Consolidated revenue, to others where the Company contractually shares in the Affiliate’s revenue less agreed-upon expenses. Further, the structure at a particular Affiliate, or the expenses that the Company agrees to share in, may change during the course of the Company’s investment. Where the Company shares in the Affiliate’s revenue without regard to expenses, the Affiliate allocates a specified percentage of its revenue to the Company and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management. The Company and Affiliate management, therefore, participate in any increase or decrease in revenue and only Affiliate management participates in any increase or decrease in expenses. Under these structured partnership interests, the Company’s contractual share of revenue generally has priority over distributions to Affiliate management. Where the Company shares in the Affiliate’s revenue less agreed-upon expenses, the Company benefits from any increase in revenue or any decrease in the agreed-upon expenses, but also has exposure to any decrease in revenue or any increase in such agreed-upon expenses. The degree of the Company’s exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate, and includes several Affiliates in which the Company fully shares in the expenses of the business.

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
When an Affiliate is consolidated, the portion of the earnings attributable to Affiliate management’s and any co-investor’s equity ownership is included in Net income (non-controlling interests) in the Consolidated Statements of Income. Undistributed earnings attributable to Affiliate management’s and any co-investor’s equity ownership, along with their share of any tangible or intangible net assets, are included in Non-controlling interests on the Consolidated Balance Sheets. Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as Redeemable non-controlling interests or Other liabilities on the Consolidated Balance Sheets. The Company periodically issues, sells, and purchases the equity of its consolidated Affiliates. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included in Additional paid-in capital on the Consolidated Balance Sheets, net of any related income tax effects in the period the transaction occurs.
When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of amortization and impairments, is included in Equity method income (net) in the Consolidated Statements of Income and the carrying value of the Affiliate is recorded in Equity method investments in Affiliates (net) in the Consolidated Balance Sheets.
The Company periodically performs assessments to determine if the fair value of an investment may have declined below its related carrying value for its Affiliates accounted for under the equity method for a period that the Company considers to be other-than-temporary. The Company performs these assessments if certain triggering events occur or annually during the fourth quarter. The Company first considers whether certain qualitative factors indicate an increased likelihood of a decline in the fair value of an Affiliate during the reporting period. If such a decline is identified, and it is likely that an investment’s fair value may have declined below its carrying value, the Company performs a quantitative assessment to determine if an impairment exists. Impairments are recorded as an expense in Equity method income (net) to reduce the carrying value of the Affiliate to its fair value.
Affiliate Sponsored Investment Products
The Company’s Affiliates sponsor various investment products where the Affiliate also acts as the investment adviser. These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its Affiliates.
Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset- and performance-based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products. As a result, the Company generally does not consolidate these products. However, for certain products, the Company’s consolidated Affiliates, as the investment manager, have the power to direct the activities of the investment product and have an exposure to the economics of the VIE that is more than insignificant, though generally only for a short period while the product is established and has yet to attract significant third-party investors. When the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments in marketable securities on the Consolidated Balance Sheets, with corresponding changes in the investments’ fair values included in Investment and other income. Purchases and sales of securities are included in purchases and sales by consolidated Affiliate sponsored investment products in the Consolidated Statements of Cash Flows, respectively, and the third-party investors’ interests are recorded in Redeemable non-controlling interests. When the Company or its consolidated Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)Cash and Cash Equivalents
The Company considers certain highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates market value due to the short-term maturity of these investments. Money market mutual funds with a floating net asset value (“NAV”) would not meet the definition of a cash equivalent if the fund has enacted liquidity fees or redemption gates.
(e)Receivables
The Company’s Affiliates earn asset- and performance-based fees, which are billed based on the terms of the related contracts. Billed but uncollected asset- and performance-based fees are recorded in Receivables on the Consolidated Balance Sheets and are generally short-term in nature.
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
(f)Investments in Marketable Securities
Equity securities
Realized and unrealized gains or losses on investments in equity securities are recorded in Investment and other income. Realized gains and losses are recorded on the trade date on a specific identified basis, except for consolidated Affiliate sponsored investment products which use an average cost basis.
Debt securities
Investments in debt securities are classified as either trading, available-for-sale, or held-to-maturity based on the Company’s intent and ability to hold the security to maturity. Securities classified as trading are measured at fair value with unrealized gains and losses recorded in Investment and other income. Securities classified as available-for-sale are measured at fair value with unrealized gains and losses recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity on the Consolidated Balance Sheets. Securities classified as held-to-maturity are measured at amortized cost. Realized gains and losses on debt securities are recorded in Investment and other income.
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
(i)Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures range from two years to ten years and three years to ten years, respectively. Computer software developed or obtained for internal use is amortized over the estimated useful life of the software, generally two years to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Buildings are amortized over their expected useful lives, generally not to exceed 39 years. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Land and artwork are not depreciated; artwork is included in Other assets on the Consolidated Balance Sheets.
(j)Leases
Leases are classified as either operating leases or finance leases. The Company and its Affiliates currently lease office space and equipment primarily under operating lease arrangements.  As these leases expire, it is expected that, in the normal course of business, they will be renewed or replaced.  Whether a lease is classified as an operating lease or a finance lease, the Company and its Affiliates must record a right-of-use asset and a lease liability at the commencement date of the lease, other than for leases with an initial term of 12 months or less. As permitted under Accounting Standard Update (“ASU”) 2016-02 Leases (and related ASUs), the Company and its Affiliates elect not to record short-term leases with an initial lease term less than 12 months on the Consolidated Balance Sheets. Right-of-use assets and lease liabilities are included in Other assets and Other liabilities, respectively. A lease liability is initially and subsequently reported at the present value of the outstanding lease payments determined by discounting those lease payments over the remaining lease term using the incremental borrowing rate of the legal entity entering into the lease as of the commencement date.  A right-of-use asset is initially reported at the present value of the corresponding lease liability plus any prepaid lease payments and initial direct costs of entering into the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease, and reduced by any lease incentives. Subsequently, a right-of-use asset is reported at the present value of the lease liability adjusted for any prepaid or accrued lease payments, remaining balances of any lease incentives received, unamortized initial direct costs of entering into the lease, and any impairments of the right-of-use asset.  The Company and its Affiliates test for possible impairments of right-of-use assets annually or more frequently whenever events or changes in circumstances indicate that the carrying value of a right-of-use asset may exceed its fair value.  If the carrying value of the right-of-use asset exceeds its fair value, then the carrying value of the right-of-use asset is reduced to its fair value and the expense is recorded in Other expenses (net) in the Consolidated Statements of Income. Subsequent to an impairment, the carrying value of the right-of-use asset is amortized on a straight-line basis over the remaining lease term.
Lease liabilities and right-of-use assets based on variable lease payments that depend on an index or rate are initially measured using the index or rate at the commencement date with any subsequent changes in variable lease payments recorded in Other expenses (net) as incurred. Most lease agreements for office space that are classified as operating leases contain renewal options, rent escalation clauses, or other lease incentives provided by the lessor.  Lease expense is accrued to recognize lease escalation provisions and renewal options that are reasonably certain to be exercised, as well as lease incentives provided by the lessor, on a straight-line basis over the lease term and is recorded in Other expenses (net). If a right-of-use asset is impaired, the lease expense is subsequently recorded in Other expenses (net) as the straight-line amortization of the right-of-use asset and the accretion of the lease liability, thereby transitioning to a front-loaded expense recognition profile for the associated lease.
The Company and its Affiliates combine lease and non-lease components for their office space leases and separate non-lease components for their equipment leases in calculating their lease liabilities. Sublease income is recorded in Investment and other income.
(k)Debt
The Company’s debt instruments are carried at amortized cost. Unamortized discounts and debt issuance costs associated with its debt instruments, with the exception of the Company’s senior unsecured multicurrency revolving credit facility (the “revolver”), are presented on the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt. The carrying value of the debt is accreted to the principal amount at maturity over the remaining life of the underlying debt. The accretion of the debt and the amortization of debt issuance costs, are recorded in Interest expense in the Consolidated Statements of Income, using the effective interest method.
Unamortized issuance costs associated with the revolver are recorded in Other assets and amortized over the remaining term of the revolver to Interest expense.
Gains and losses on repurchases or settlement of debt are recorded in Interest expense.
(l)Derivative Financial Instruments
The Company and its Affiliates may use derivative financial instruments to offset exposure to changes in interest rates, foreign currency exchange rates, and markets. The Company records derivatives on the Consolidated Balance Sheets at fair value. The Company assesses hedge effectiveness at derivative inception and on a quarterly basis. Changes in fair value of a hedging instrument that are excluded from the assessment of hedge effectiveness, also known as excluded components, are recorded in earnings on a straight-line basis over the respective period of the contracts.
For derivative financial instruments designated as cash flow hedges, the Company uses a qualitative method of assessing hedge effectiveness by comparing the notional amounts, timing of payments, currencies (for forward foreign currency contracts), and interest rates (for interest rate swaps). The effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss), net of tax as a separate component of stockholders’ equity and reclassified to earnings with the hedged item. If the qualitative assessment indicates ineffectiveness, then the Company performs a quantitative assessment which is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item. Upon termination of these instruments or the repayment of the Company’s outstanding Secured Overnight Financing Rate (“SOFR”)-based borrowings, any gain or loss recorded in Accumulated other comprehensive loss will be reclassified into earnings. Changes in the fair values of cash flow hedges are recorded in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income.
For net investment hedges, hedge effectiveness is measured using the spot rate method. The effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss) as a separate component of stockholders’ equity and

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reclassified to earnings with the hedged item. Changes in the fair values of the effective net investment hedges are recorded in Foreign currency translation gain (loss) in the Consolidated Statements of Comprehensive Income. Upon the sale or liquidation of the underlying investment, any gain or loss remaining in Accumulated other comprehensive loss will be reclassified to earnings.
If the Company’s or its Affiliates’ derivative financial instruments do not qualify as effective hedges, changes in the fair value of the derivatives are recorded as a gain or loss in Investment and other income.
(m)Revenue Recognition
Consolidated revenue primarily represents asset- and performance-based fees earned by the Company and its consolidated Affiliates for managing the assets of clients. Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services. Investment management, broker-dealer, and administrative services are performed and consumed simultaneously and, therefore, the Company recognizes these asset-based fees ratably over time. Substantially all the Company’s asset-based fees for services are based on the value of client assets over time, which are typically determined using observable market data, or on committed capital. Services may be invoiced in advance or in arrears and are payable upon receipt. Any asset-based fees collected in advance are deferred and recognized as the services are performed and consumed. Consolidated revenue recognized by the Company is adjusted for any expense reimbursement arrangements. The Company’s Affiliates may periodically either waive or reduce fees in order to attract or retain client assets or for other reasons. Fee waivers or reductions are presented as a reduction to Consolidated revenue in the Consolidated Statements of Income.
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
The Company and its Affiliates have contractual arrangements with third-parties to provide distribution-related services. Fees received and expenses incurred under these arrangements are primarily based on the value of client assets over time. Distribution-related fees are recorded in Consolidated revenue gross of any related expenses when the Company and its consolidated Affiliates are the principal in their role as primary obligor under their distribution-related services arrangements. Distribution-related expenses are recorded in Selling, general and administrative expenses in the Consolidated Statements of Income.
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
(n)Contingent Payment Obligations
The Company periodically enters into contingent payment obligations in connection with its investments in Affiliates. In these obligations, the Company agrees to pay additional consideration to the sellers to the extent that certain specified financial targets are achieved. For consolidated Affiliates, the Company estimates the fair value of these potential future obligations at the time the investment in an Affiliate is consummated and records a liability in Other liabilities. The Company then accretes the obligation to its expected payment amount over the period until the arrangement is measured. If the Company’s expected payment amount subsequently changes, the obligation is reduced or increased in the current period resulting in a gain or loss, respectively. Gains and losses resulting from changes to expected payments are included in Other expenses (net) and the accretion of these obligations to their expected payment amounts are included in Interest expense. For Affiliates accounted for under the equity method, the Company records a liability in Other liabilities when a payment becomes probable, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates (net).
(o)Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the financial reporting bases of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(q)Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and derivative financial instruments. The Company and its Affiliates maintain cash and cash equivalents, investments, and, at times, certain derivative financial instruments with various high credit-quality financial institutions. These financial institutions are typically located in countries in which the Company and its Affiliates operate. For the Company and certain of its Affiliates, cash deposits at a financial institution may, from time to time, exceed insurance limits (similar to Federal Deposit Insurance Corporation insurance limits).
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(t)Recent Accounting Developments
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. The standard is effective for interim and annual periods beginning after December 15, 2023 for the Company, and is effective for interim and annual periods beginning after December 15, 2024 for the Company’s Affiliates. The Company does not expect the adoption to have a material impact on its Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The standard is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024. The Company does not currently expect the adoption to have a material impact on its Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid. The standard is effective for annual periods beginning after December 15, 2024. The Company does not currently expect the adoption to have a material impact on its Consolidated Financial Statements.
2.Investments in Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31,
	2022	2023
Cost	$394.4	$35.3
Unrealized gains	59.9	2.6
Unrealized losses	(6.4)	(0.0)
Fair value	$447.9	$37.9
As of December 31, 2022, investments in equity securities include ordinary shares of EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST), with fair value of $405.1 million. The Company received the EQT shares through the sale of its equity interest in Baring Private Equity Asia (“BPEA”), in connection with the strategic combination of BPEA and
EQT, which was completed in the fourth quarter of 2022.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022 and 2023, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $23.5 million and $15.8 million, respectively.
For the years ended December 31, 2022 and 2023, the Company recognized net unrealized gains on equity securities still held as of December 31, 2022 and 2023 of $35.5 million and $2.9 million, respectively.
Debt Securities
The following table summarizes the cost, unrealized gains, unrealized losses, and fair value of investments in U.S. Treasury securities classified as available-for-sale, all of which mature in 2024, and consolidated Affiliate sponsored investment products classified as trading:

	Available-for-Sale		Trading
	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023
Cost	$252.3	$405.4	$19.7	$17.9
Unrealized gains	—	0.0	—	—
Unrealized losses	(1.3)	(0.1)	(1.7)	(0.1)
Fair value	$251.0	$405.3	$18.0	$17.8
For the year ended December 31, 2022, there were no maturities or sales of available-for-sale securities. For the year ended December 31, 2023, the Company received $511.1 million of proceeds from the maturity of available-for-sale securities.
For the years ended December 31 2022 and 2023, the Company recognized net unrealized gains (losses) on debt securities classified as trading still held as of December 31, 2022 and 2023 of $(2.2) million and $0.8 million, respectively.
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

	December 31, 2022		December 31, 2023
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$356.4	$158.3	$424.4	$187.2
Investments in other strategies(2)	14.8	—	6.1	—
Total(3)	$371.2	$158.3	$430.5	$187.2
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)Fair value attributable to the controlling interest was $275.1 million and $324.9 million as of December 31, 2022 and 2023, respectively.
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

	December 31,
	2022	2023
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the year ended December 31, 2023, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in Other investments:

	For the Years Ended December 31,
	2022			2023
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$324.8	$50.4	$375.2	$371.2	$50.4	$421.6
Net realized and unrealized gains(1)	1.7	—	1.7	34.2	—	34.2
Additions and commitments	104.3	—	104.3	82.5	—	82.5
Sales and distributions	(59.6)	—	(59.6)	(57.4)	—	(57.4)
Balance, end of period	$371.2	$50.4	$421.6	$430.5	$50.4	$480.9
___________________________
(1)Recorded in Investment and other income.
4.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Fair Value Measurements
	December 31, 2022
		Level 1	Level 2	Level 3
Financial Assets
Investments in equity securities(1)	$447.9	$305.6	$142.3	$—
Investments in debt securities(1)	269.0	—	269.0	—
Financial Liabilities(3)
Contingent payment obligations	$21.0	$—	$—	$21.0
Affiliate equity purchase obligations	24.5	—	—	24.5

		Fair Value Measurements
	December 31, 2023
		Level 1	Level 2	Level 3
Financial Assets
Investments in equity securities(1)	$37.9	$37.9	$—	$—
Investments in debt securities(1)	423.1	—	423.1	—
Financial Liabilities(3)
Contingent payment obligations	$14.7	$—	$—	$14.7
Affiliate equity purchase obligations	53.9	—	—	53.9
___________________________
(1)Amounts are recorded in Investments in marketable securities.
(2)Amounts are recorded in Other assets.
(3)Amounts are recorded in Other liabilities.
Level 3 Financial Liabilities
The following table presents the changes in Level 3 liabilities:

	For the Years Ended December 31,
	2022		2023
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$40.3	$12.6	$21.0	$24.5
Purchases and issuances(1)	—	75.8	—	113.7
Settlements and reductions	—	(52.1)	—	(75.4)
Net realized and unrealized gains(2)	(19.3)	(11.8)	(6.3)	(8.9)
Balance, end of period	$21.0	$24.5	$14.7	$53.9

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(19.3)	$(5.9)	$(6.3)	$(4.0)
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
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the Company’s recurring Level 3 fair value measurements:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2022			December 31, 2023
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo simulation	Volatility	$21.0	18% - 25%	18%	$14.7	19% - 25%	21%
		Discount rates		6%	6%		6%	6%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$24.5	(3)% - 6%	1%	$53.9	(6)% - 7%	1%
		Discount rates		14% - 17%	14%		14% - 17%	14%
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
Affiliate equity purchase obligations include agreements to purchase Affiliate equity. As of December 31, 2023, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2022		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,098.7	$1,024.6	$1,099.4	$1,049.8	Level 2
Junior subordinated notes	765.9	552.3	765.9	612.0	Level 2
Junior convertible securities	341.7	346.9	341.7	340.9	Level 2
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
Substantially all of the Company’s consolidated Affiliates are considered VIEs. The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2022		December 31, 2023
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,273.5	$2,051.6	$1,492.4	$2,198.2

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022 and 2023, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,139.5 million and $2,288.5 million, respectively, including Affiliates accounted for under the equity method considered VREs of $87.9 million and $90.3 million, respectively.
Affiliate Sponsored Investment Products
The Company’s carrying value and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliates’ interests in the unconsolidated net assets of the respective products. The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2022		December 31, 2023
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$4,878.6	$15.3	$5,788.3	$29.8
6.Debt
The following table summarizes the Company’s Debt:

	December 31,
	2022	2023
Senior bank debt	$349.9	$349.9
Senior notes	1,095.2	1,096.9
Junior subordinated notes	751.6	751.8
Junior convertible securities	338.6	338.9
Debt	$2,535.3	$2,537.5
Senior Bank Debt
The Company has a $1.25 billion revolver and a $350.0 million senior unsecured term loan facility (the “term loan” and, together with the revolver, the “credit facilities”). The revolver matures on October 25, 2027 and the term loan matures on October 23, 2026. Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan. The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating. As of December 31, 2023, the interest rate for the Company’s outstanding borrowings under the term loan was term-SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of 0.85%.
The credit facilities contain financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions, and fundamental corporate changes, and certain customary events of default.
As of December 31, 2022 and 2023, the Company had no outstanding borrowings under the revolver. As of December 31, 2022 and 2023, the Company had outstanding borrowings under the term loan of $350.0 million, and the weighted average interest rate on outstanding borrowings was 5.27% and 6.31%, respectively. The Company pays commitment fees on the unused portion of its revolver. For the years ended December 31, 2022 and 2023, these fees amounted to $1.3 million.
Senior Notes
As of December 31, 2023, the Company had senior notes outstanding, the respective principal terms and effective interest rates of which are presented below:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2024 Senior Notes	2025 Senior Notes	2030 Senior Notes
Issue date	February 2014	February 2015	June 2020
Maturity date	February 2024	August 2025	June 2030
Par value (in millions)	$400.0	$350.0	$350.0
Stated coupon	4.25%	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Potential call date	Any time	Any time	Any time
Call price	As defined	As defined	As defined
Effective interest rate	4.44%	3.67%	3.39%
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
On February 15, 2024, the Company’s $400.0 million 4.25% senior notes due 2024 matured and were fully repaid.
Junior Subordinated Notes
As of December 31, 2023, the Company had junior subordinated notes outstanding, the respective principal terms and effective interest rates of which are presented below:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes
Issue date	March 2019	September 2020	July 2021
Maturity date	March 2059	September 2060	September 2061
Par value (in millions)	$300.0	$275.0	$200.0
Stated coupon	5.875%	4.75%	4.20%
Coupon frequency	Quarterly	Quarterly	Quarterly
Potential call date	March 2024	September 2025	September 2026
Call price	As defined	As defined	As defined
Listing	NYSE	NYSE	NYSE
Effective interest rate	5.91%	4.78%	4.23%
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
Junior Convertible Securities

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, the Company had $341.7 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037. The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2022 and 2023, the unamortized issuance costs related to the junior convertible securities were $3.1 million and $2.9 million, respectively.
The following table presents interest expense recorded in connection with the junior convertible securities:

	For the Years Ended December 31,
	2021	2022	2023
Contractual interest expense	$22.2	$18.3	$17.6
Amortization of debt issuance costs	0.4	0.2	0.2
Amortization of debt discount	3.1	—	—
Total	$25.7	$18.5	$17.8

Effective interest rate	5.99%	5.21%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company. The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share. The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to this Annual Report on Form 10-K. Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election. The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion. The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense. The Company estimates that these deductions will generate annual deferred tax liabilities of approximately $9 million. For the year ended December 31, 2022, the Company repurchased a portion of its junior convertible securities for a purchase price of $60.9 million and as a result of these repurchases, the Company reduced its Deferred income tax liability (net) by $11.4 million. The Company did not repurchase any of its junior convertible securities during the year ended December 31, 2023.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products. As of December 31, 2023, these unfunded commitments were $187.2 million and may be called in future periods.
As of December 31, 2023, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates, which are included in Other liabilities, as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2024	2025
Deferred payment obligations	$43.3	$—	$43.3	$21.7	$21.6
Contingent payment obligations(1)	12.3	2.4	14.7	9.5	5.2
___________________________
(1)Fair value as of December 31, 2023. The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to the co-investor), of which $100.0 million and $10.0 million may become payable in 2024 and 2025, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, the Company was obligated to make deferred payments of $59.8 million related to certain of its investments in Affiliates accounted for under the equity method, all of which is payable in 2024. Deferred payment obligations are included in Other liabilities.
As of December 31, 2023, the Company was contingently liable to make payments of $237.1 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $89.5 million may become payable in 2024 and $147.6 million may become payable from 2025 through 2029.
As of December 31, 2023, the Company agreed to provide one of its Affiliates accounted for under the equity method up to $50.0 million of contingent financing.
In the event that certain financial targets are not met, the Company may receive payments from one of its Affiliates accounted for under the equity method of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.
Affiliate equity interests provide holders at consolidated Affiliates with a conditional right to put their interests to the Company over time. See Note 17.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements. The Company’s management is not aware of any significant violations of such requirements.
8.Goodwill and Acquired Client Relationships
The following tables present the changes in the Company’s consolidated Affiliates’ Goodwill and components of Acquired client relationships (net):

	Goodwill
	2022	2023
Balance, beginning of period	$2,689.2	$2,648.7
Veritable Transaction(1)	—	(136.5)
Foreign currency translation	(40.5)	16.5
Other	—	(5.1)
Balance, end of period	$2,648.7	$2,523.6
___________________________
(1)Represents Goodwill allocated to Veritable as of the closing date, including $3.5 million attributable to the non-controlling interests.
As of September 30, 2023, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2021	$1,364.2	$(1,028.1)	$336.1	$1,630.3	$1,966.4
Intangible amortization and impairments	—	(49.1)	(49.1)	(2.5)	(51.6)
Foreign currency translation	(9.1)	7.5	(1.6)	(37.2)	(38.8)
Balance, as of December 31, 2022	$1,355.1	$(1,069.7)	$285.4	$1,590.6	$1,876.0
Veritable Transaction(1)	(85.1)	57.0	(28.1)	—	(28.1)
Intangible amortization and impairments	—	(48.3)	(48.3)	—	(48.3)
Foreign currency translation	0.8	(0.5)	0.3	16.6	16.9
Transfers(2)	(10.3)	10.3	—	(4.1)	(4.1)
Balance, as of December 31, 2023	$1,260.5	$(1,051.2)	$209.3	$1,603.1	$1,812.4
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)Represents acquired client relationships attributable to Veritable as of the closing date, including $6.7 million attributable to the non-controlling interests.
(2)Transfers include acquired client relationships at Affiliates that were deconsolidated during the period.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit. The Company recorded amortization expense in Intangible amortization and impairments for these relationships of $35.7 million, $49.1 million, and $48.3 million for the years ended December 31, 2021, 2022, and 2023, respectively. Based on relationships existing as of December 31, 2023, the Company estimates that its consolidated amortization expense will be approximately $30 million in 2024 and approximately $25 million in each of 2025, 2026, 2027, and 2028. As of December 31, 2023, no impairments of definite-lived acquired client relationships were indicated.
As of December 31, 2023, no impairments of indefinite-lived acquired client relationships were indicated.
Veritable Transaction
In the third quarter of 2023, the Company completed the sale of its equity interest in Veritable, LP (“Veritable”), one of the Company’s consolidated Affiliates, (the “Veritable Transaction”). Pursuant to the terms of the agreement, under which a third party acquired 100% of the outstanding equity interests in Veritable, the Company received $287.4 million in cash, net of transaction costs. Veritable is included in the Company’s results through the closing date, and the Company’s gain on the transaction was $133.1 million, which is recorded in Affiliate Transaction gains in the Consolidated Statements of Income.
9.Equity Method Investments in Affiliates
In the third quarter of 2023, the Company completed a minority investment in Forbion Group Holding B.V., a private markets firm focused on investing in high-quality life sciences companies, and in the fourth quarter of 2023, the Company completed a minority investment in Ara Partners Group, LLC (“Ara Partners”), a private markets firm specializing in industrial decarbonization. The majority of the consideration paid for Ara Partners will be deductible for U.S. tax purposes over a 15-year life. The Company’s provisional purchase price allocation for each investment was measured using financial models that include assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
Equity method investments in Affiliates (net) consisted of the following:

	December 31,
	2022	2023
Goodwill	$1,262.4	$1,323.3
Definite-lived acquired client relationships (net)	479.4	652.5
Indefinite-lived acquired client relationships (net)	119.0	122.6
Undistributed earnings and tangible capital	278.7	190.1
Equity method investments in Affiliates (net)	$2,139.5	$2,288.5
The following table presents the change in Equity method investments in Affiliates (net):

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Equity Method Investments in Affiliates (Net)
	2022	2023
Balance, beginning of period	$2,134.4	$2,139.5
Investments in Affiliates	326.1	349.8
BPEA Transaction(1)	(150.6)	—
Earnings	497.2	375.6
Intangible amortization and impairments	(159.1)	(95.6)
Distributions of earnings	(394.7)	(492.1)
Return of capital	(0.8)	(0.2)
Foreign currency translation	(68.5)	29.3
Other	(44.5)	(17.8)
Balance, end of period	$2,139.5	$2,288.5
___________________________
(1)Represents the Company’s equity method investment in BPEA as of the closing date.
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit. The Company recorded amortization expense for these relationships of $123.0 million, $109.1 million, and $86.0 million for the years ended December 31, 2021, 2022, and 2023, respectively. Based on relationships existing as of December 31, 2023, the Company estimates the amortization expense attributable to its Affiliates will be approximately $65 million in 2024, approximately $62 million in 2025, approximately $55 million in each of 2026 and 2027, and approximately $50 million in 2028.
For the year ended December 31, 2022, the Company recorded a $50.0 million expense to reduce the carrying value of an Affiliate to fair value. The decline in the fair value was a result of a decline in assets under management and a reduction in projected margin, which decreased the forecasted income associated with the investment. The fair value of the investment was determined using a probability-weighted discounted cash flow analysis, a Level 3 fair value measurement that included a projected compounded growth in assets under management over the first five years of 2%, long-term growth rate of 5%, discount rates of 11% and 20% for asset- and performance-based fees, respectively, and a market participant tax rate of 25%. Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-temporary.
For the year ended December 31, 2023, the Company recorded $9.6 million of expenses to reduce the carrying values of certain of its Affiliates because it concluded that the fair value of its investments had declined below their carrying values and that the declines were other-than-temporary.
For the year ended December 31, 2023, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no other impairments were indicated.
The Company had 20 and 22 Affiliates accounted for under the equity method as of December 31, 2022 and 2023, respectively. The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses. The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate. These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
The following table presents summarized financial information for Affiliates accounted for under the equity method:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2021	2022	2023
Revenue(1)	$3,228.1	$3,239.5	$3,115.6
Net income(1)	1,656.6	1,358.7	1,313.0

	December 31,
	2022	2023
Assets	$2,816.7	$3,269.1
Liabilities and Non-controlling interests	1,221.4	1,467.3
___________________________
(1)Revenue and net income include asset- and performance-based fees, the impact of consolidated sponsored investment products, and new Affiliate investments for the full-year, regardless of the date of the Company’s investment.
BPEA Transaction
In the fourth quarter of 2022, the Company completed the sale of its equity interest in BPEA, an Affiliate accounted for by the Company under the equity method, to EQT (the “BPEA Transaction”) in connection with the strategic combination of BPEA and EQT. Pursuant to the terms of the Securities Purchase and Merger Agreement with EQT, under which the Company and each of the other owners agreed to sell their respective equity interests in BPEA, the Company received $223.6 million in cash, net of transaction costs, and 28.68 million EQT ordinary shares (25% of which were subject to a six-month lock-up, which expired in April 2023), and other investments. BPEA is included in the Company’s results through the closing date, and the Company’s gain on the transaction was $641.9 million, which is recorded in Affiliate Transaction gains.
10.Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements. The following table presents total lease costs (net):

	For the Years Ended December 31,
	2021	2022	2023
Operating lease costs	$33.8	$38.5	$36.4
Short-term lease costs	0.8	1.0	1.1
Variable lease costs	0.0	0.0	0.0
Sublease income	(7.9)	(7.7)	(6.5)
Total lease costs (net)	$26.7	$31.8	$31.0
As of December 31, 2022 and 2023, the Company’s and its Affiliates’ weighted average operating lease term was eight years and seven years, respectively, and the weighted average operating lease discount rate was 3%.
As of December 31, 2023, the maturities of lease liabilities were as follows:

Year	Operating Leases
2024	$39.1
2025	35.0
2026	25.9
2027	21.9
2028	21.8
Thereafter	68.3
Total undiscounted lease liabilities(1)	$212.0
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)Total undiscounted lease liabilities were $29.3 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting. Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.
11.Fixed Assets
Fixed assets (net) consisted of the following:

	December 31,
	2022	2023
Buildings and leasehold improvements	$111.9	$108.6
Software	51.7	45.7
Equipment	25.6	20.7
Furniture and fixtures	19.9	17.5
Land, improvements and other	20.8	20.8
Fixed assets, at cost	229.9	213.3
Accumulated depreciation and amortization	(161.4)	(146.0)
Fixed assets (net)	$68.5	$67.3
12.Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2022	2023
Accrued compensation	$378.7	$309.3
Accrued income taxes	224.4	62.3
Other	175.2	256.9
Payables and accrued liabilities	$778.3	$628.5
13.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company. The prior owner’s interests are included in Other liabilities and were $21.0 million and $18.5 million as of December 31, 2022 and 2023, respectively.
The Company may invest from time to time in funds or products advised by its Affiliates. The Company’s executive officers and directors may invest from time to time in funds advised or products offered by its Affiliates, or receive other investment services provided by its Affiliates, on substantially the same terms as other participating investors. In addition, the Company and its Affiliates earn asset- and performance-based fees and incur distribution and other expenses for services provided to Affiliate sponsored investment products. Affiliate management owners and the Company’s officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees. Also, from time to time, the Company may enter into ordinary course engagements for capital markets, banking, brokerage, and other services with beneficial owners of 5% or more of the Company’s voting securities.
The Company has related party transactions in association with its deferred and contingent payment obligations, and Affiliate equity transactions, as more fully described in Notes 7, 9, 16, and 17.
14.Stockholders’ Equity
Common Stock
The Company is authorized to issue up to 150.0 million shares of voting common stock and 3.0 million shares of class B non-voting common stock.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Board of Directors authorized share repurchase programs in January 2022, October 2022, and October 2023 to repurchase up to 2.0 million, 3.0 million, and 3.3 million shares of its common stock, respectively, and these authorizations have no expiry. Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments. As of December 31, 2023, the Company had repurchased all of the shares in the repurchase program authorized in January 2022, and there were a total of 4.2 million shares available for repurchase under the Company’s share repurchase programs.
In December 2022, the Company entered into an accelerated share repurchase agreement to repurchase shares of its common stock in exchange for an upfront payment of $225.0 million. The Company received an initial share delivery of 1.1 million shares in December 2022, which represented 80% of the upfront payment based on the closing price of the Company’s common stock on the agreement date. In the second quarter of 2023, the Company received a final share delivery of 0.4 million shares. Under this agreement, the Company repurchased a total of 1.5 million shares at an average price of $147.29 per share.
The following is a summary of the Company’s share repurchase activity:

Year	Shares Repurchased	Average Price
2021	3.5	$146.54
2022	4.5	144.45
2023	3.0	132.99
Equity Distribution Program
In the second quarter of 2022, the Company entered into equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”). This equity distribution program superseded and replaced the Company’s prior equity distribution program. As of December 31, 2023, no sales had occurred under the equity distribution program.
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
15.Share-Based Compensation
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
Share-Based Compensation
The following table presents share-based compensation expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year	Share-Based Compensation Expense	Tax Benefit
2021	$63.4	$8.0
2022	62.4	7.6
2023	59.4	7.4
The excess tax (deficiency) benefit recognized from share-based incentive plans was $(0.2) million, $1.8 million, and $4.4 million, for the years ended December 31, 2021, 2022, and 2023, respectively.
As of December 31, 2022, the Company had unrecognized share-based compensation expense of $64.7 million. As of December 31, 2023, the Company had unrecognized share-based compensation of $54.4 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units–December 31, 2022	1.1	$106.88
Units granted	0.3	159.51
Units vested	(0.5)	85.07
Units forfeited	(0.0)	132.81
Performance condition changes	0.0	129.15
Unvested units–December 31, 2023	0.9	$138.51
The Company granted restricted stock units with fair values of $32.3 million, $47.1 million, and $49.3 million for the years ended December 31, 2021, 2022, and 2023, respectively. These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest. Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions. For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
The total fair value of shares vested was $51.7 million, $54.6 million, and $86.2 million for the years ended December 31, 2021, 2022, and 2023, respectively. As of December 31, 2023, the Company had 2.4 million shares available for grant under its plans.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding–December 31, 2022	3.2	$76.81
Options granted	—	—
Options exercised	(0.0)	127.77
Options forfeited	—	—
Options expired	—	—
Performance condition changes	—	—
Unexercised options outstanding–December 31, 2023	3.2	$76.74	2.7
Exercisable at December 31, 2023	0.0	$119.54	2.8

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company granted stock options with fair values of $2.0 million and $1.8 million for the years ended December 31, 2021 and 2022, respectively. The Company did not grant any stock options for the year ended December 31, 2023. Stock options generally vest over a period of three years to five years and expire seven years after the grant date. All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. Substantially all of the Company’s outstanding stock options contain both service and performance conditions. For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
The Company generally uses treasury stock to settle stock option exercises. The total intrinsic value of stock options exercised for the years ended December 31, 2021, 2022, and 2023 was $13.4 million, $1.2 million, and $0.2 million, respectively. The cash received for stock options exercised was $3.6 million, $2.6 million, and zero for the years ended December 31, 2021, 2022, and 2023, respectively. As of December 31, 2023, the intrinsic value of exercisable stock options outstanding was $1.9 million, and 1.1 million options were available for grant under the Company’s option plans.
The weighted average fair value of stock options granted was $54.19 and $47.84 per option for the years ended December 31, 2021 and 2022, respectively. The Company uses the Black-Scholes option pricing model to determine the fair value of options. The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

	For the Years Ended December 31,
	2021	2022
Dividend yield	0.0%	0.0%
Expected volatility(1)	37.1%	36.8%
Risk-free interest rate(2)	1.0%	1.7%
Expected life of stock options (in years)(3)	5.7	5.7
Forfeiture rate	0.0%	0.0%
___________________________
(1)Expected volatility is based on historical and implied volatility.
(2)Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.
(3)Expected life of options (in years) is based on the Company’s historical and expected exercise behavior.
16.Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s Affiliates, consistent with the structured partnership interests in place at the respective Affiliate. Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure). Prior to becoming redeemable, the Company’s Affiliate equity is included in Non-controlling interests. Upon becoming redeemable, these interests are reclassified to Redeemable non-controlling interests at their current redemption values. Changes in the current redemption value are recorded to Additional paid-in capital. When the Company has an unconditional obligation to purchase Affiliate equity interests, the interests are reclassified from Redeemable non-controlling interest to Other liabilities at current fair value. Changes in fair value are recorded to Other expenses (net).
The following table presents the changes in Redeemable non-controlling interests:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Redeemable Non-controlling Interests
	2022	2023
Balance, beginning of period	$673.9	$465.4
Veritable Transaction	—	(16.8)
Decrease attributable to consolidated Affiliate sponsored investment products	(4.9)	(8.3)
Transfers to Other liabilities	(59.6)	(93.5)
Transfers from (to) Non-controlling interests	1.8	(8.9)
Changes in redemption value	(145.8)	55.5
Balance, end of period(1)	$465.4	$393.4
__________________________
(1)     As of December 31, 2022 and 2023, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $20.1 million and $11.8 million, respectively.
17.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate. The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders. Distributions paid to non-controlling interest Affiliate equity holders were $334.3 million, $341.9 million, and $271.3 million for the years ended December 31, 2021, 2022, and 2023, respectively.
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
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated Affiliate partners and other parties. The amount of cash paid for purchases was $150.5 million, $61.5 million, and $67.4 million for the years ended December 31, 2021, 2022, and 2023, respectively. The total amount of cash received for issuances was $117.7 million (including $99.6 million from a co-investor), $15.2 million, and $13.4 million for the years ended December 31, 2021, 2022, and 2023, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Years Ended December 31,
	2021	2022	2023
Controlling interest	$17.4	$5.0	$13.6
Non-controlling interests	45.9	46.4	39.1
Total	$63.3	$51.4	$52.7
The following table presents unrecognized Affiliate equity compensation expense:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2021	$41.9	6 years	$294.1	7 years
2022	31.4	5 years	284.6	7 years
2023	30.6	5 years	235.7	6 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of Affiliate equity interests that have not settled at the end of the period. The total receivable was $11.6 million and $5.9 million as of December 31, 2022 and 2023, respectively, and was included in Other assets. The total payable was $24.5 million and $53.9 million as of December 31, 2022 and 2023, respectively, and was included in Other liabilities.
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

	For the Years Ended December 31,
	2021	2022	2023
Net income (controlling interest)	$565.7	$1,145.9	$672.9
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(17.5)	(0.2)	(13.5)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(63.2)	(38.2)	(50.4)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$485.0	$1,107.5	$609.0
18.Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees. Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service (“IRS”) limits. The Company’s consolidated Affiliates generally have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, had their employees covered under the Company’s plan until February or March 2023, as applicable. In each case, the relevant Affiliate was able to make discretionary contributions for the benefit of its employees, as applicable, that were qualified plan participants, up to IRS limits. Consolidated expenses related to these plans were $19.1 million, $20.9 million, and $24.8 million for the years ended December 31, 2021, 2022, and 2023, respectively. The controlling interest’s portion of expenses related to these plans were $3.0 million, $3.4 million, and $3.6 million for the years ended December 31, 2021, 2022, and 2023, respectively.
19.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2021	2022	2023
Controlling interest:
Current taxes	$144.4	$315.4	$146.9
Intangible-related deferred taxes	52.5	32.0	29.8
Other deferred taxes	32.7	0.0	1.6
Total controlling interest	229.6	347.4	178.3
Non-controlling interests:
Current taxes	$15.4	$10.9	$7.0
Deferred taxes	6.0	—	—
Total non-controlling interests	21.4	10.9	7.0
Income tax expense	$251.0	$358.3	$185.3
Income before income taxes (controlling interest)	$795.3	$1,493.3	$851.2
Effective tax rate (controlling interest)(1)	28.9%	23.3%	20.9%
___________________________
(1)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2021	2022	2023
Current:
Federal	$73.1	$222.9	$105.2
State	19.6	30.6	10.8
Foreign	67.1	72.8	37.9
Total current	159.8	326.3	153.9
Deferred:
Federal	$55.9	$30.4	$27.3
State	13.0	9.0	7.0
Foreign	22.3	(7.4)	(2.9)
Total deferred	91.2	32.0	31.4
Income tax expense	$251.0	$358.3	$185.3
For financial reporting purposes, Income before income taxes consisted of the following:

	For the Years Ended December 31,
	2021	2022	2023
Domestic	$698.2	$639.0	$782.3
International	442.8	1,107.4	309.1
Total	$1,141.0	$1,746.4	$1,091.4
The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2021	2022	2023
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.5	3.5	3.5
Foreign operations	(1.7)	(1.7)	(4.1)
Compensation plans	2.0	0.8	1.1
Changes in tax laws	2.4	—	—
Change in valuation allowances	1.1	0.3	(0.1)
Unrecognized tax benefits	0.1	0.4	0.6
BPEA Transaction(1)	—	(1.0)	—
Changes in U.S. tax provision to return	0.4	0.0	(0.7)
Other	0.1	0.0	(0.4)
Effective tax rate (controlling interest)	28.9%	23.3%	20.9%
Effect of income from non-controlling interests	(6.9)	(2.8)	(3.9)
Effective tax rate	22.0%	20.5%	17.0%
___________________________
(1)The year ended December 31, 2022 is reflective of the BPEA Transaction gain of $641.9 million and realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively.
The Company’s effective tax rate (controlling interest) in 2021 is higher than the marginal tax rate, primarily due to non-deductible compensation expense and an increase in deferred tax expense resulting from the revaluation of certain deferred tax liabilities due to an increase in the UK tax rate enacted during 2021. The effective tax rate (controlling interest) in 2022 is lower than the marginal rate primarily due to the tax benefits of foreign operations and a state tax benefit related to the BPEA Transaction. The effective tax rate (controlling interest) in 2023 is lower than the marginal rate primarily due to discrete benefits from foreign operations.
Deferred income tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities. The significant components of the Company’s Deferred income tax liability (net) are as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2022	2023
Deferred Tax Assets
Deferred compensation	$14.6	$15.9
State loss carryforwards	16.4	14.7
Foreign loss carryforwards	20.0	19.8
Tax benefit of uncertain tax positions	12.6	10.0
Lease liabilities	6.6	4.8
Foreign tax credits	15.4	16.0
Other	0.3	0.3
Total deferred tax assets	85.9	81.5
Valuation allowance	(48.1)	(47.6)
Deferred tax assets, net of valuation allowance	$37.8	$33.9
Deferred Tax Liabilities
Intangible asset amortization	$(280.9)	$(295.8)
Non-deductible intangible amortization	(109.8)	(97.0)
Junior convertible securities interest	(72.4)	(83.1)
Right-of-use assets	(5.1)	(3.7)
Accrued expenses	(3.0)	(2.0)
Deferred income	(23.4)	(10.4)
Other	(4.4)	(2.9)
Total deferred tax liabilities	(499.0)	(494.9)
Deferred income tax liability (net)(1)	$(461.2)	$(461.0)
___________________________
(1)As of December 31, 2022 and 2023, foreign loss carryforwards of $20.0 million (net of a $16.5 million valuation allowance) and $19.8 million (net of a $17.0 million valuation allowance), respectively, are included in Other assets as they represent a net deferred tax asset in a foreign jurisdiction.
As of December 31, 2023, the Company had available state net operating loss carryforwards of $228.2 million, a majority of which will expire over six years to 11 years. As of December 31, 2023, the Company had foreign loss carryforwards of $74.8 million, of which $57.5 million will expire over nine years to 16 years and $17.3 million will carry forward indefinitely. As of December 31, 2023, the Company had foreign tax credit carryforwards of $16.0 million, a majority of which will expire over five years to eight years.
The Company believed it was more-likely-than-not that the benefit from certain state and foreign loss carryforwards and foreign tax credit carryforwards would not be fully realized, and, as of December 31, 2023, had valuation allowances of $14.6 million, $17.0 million, and $16.0 million on the state and foreign loss carryforwards and the foreign tax credit carryforwards, respectively. For the years ended December 31, 2022 and 2023, the Company increased its valuation allowance $4.2 million and $0.5 million, respectively.
The Company’s estimates and assumptions regarding the realization of its state and foreign loss carryforwards do not contemplate certain changes in ownership of the Company’s stock which could limit the utilization of these carryforwards.
The Company provides for U.S. income taxes on all foreign earnings. The Company does not provide for U.S. income taxes on the portion of the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries considered permanent in duration. Such amount would generally become taxable upon the repatriation of assets from, or a sale or liquidation of, the foreign subsidiaries. While a determination of the potential amount of unrecognized deferred U.S. income tax liability related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2023, the estimated amount of such difference was $347.7 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2021	2022	2023
Balance, beginning of period	$63.5	$52.4	$49.6
Additions based on current year tax positions	0.8	0.6	6.4
Additions based on prior years’ tax positions	4.6	4.4	1.0
Reduction for prior years’ tax positions	(5.6)	(1.0)	(13.5)
Lapse of the statute of limitations	(5.7)	(5.5)	(4.8)
Settlements	(5.5)	—	(1.3)
Foreign currency translation	0.3	(1.3)	0.4
Balance, end of period	$52.4	$49.6	$37.8
Included in the balance of unrecognized tax benefits as of December 31, 2021, 2022, and 2023 were $52.4 million, $49.6 million, and $37.8 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest). As of December 31, 2023 certain of these benefits, if realized, would be offset by the utilization of indirect tax benefits, for which the Company has accrued deferred tax assets of $10.0 million.
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. For the years ended December 31, 2021, 2022, and 2023 interest and penalties related to unrecognized tax benefits were $(0.4) million, $2.6 million, and $0.8 million, respectively. As of December 31, 2022 and 2023, the Company accrued interest and penalties related to unrecognized tax benefits of $13.6 million and $14.4 million, respectively.
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
In August 2022, the Inflation Reduction Act was enacted into law and included provisions for a 15% corporate alternative minimum income tax and a 1% excise tax on repurchases of the Company’s common stock. These provisions, which were effective for the Company beginning January 1, 2023, did not have a material impact on the Company’s Consolidated Financial Statements for the year ended December 31, 2023. The Company records the excise tax as part of the cost basis of its common stock repurchased.
20.Earnings Per Share
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
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Years Ended December 31,
	2021	2022	2023
Numerator
Net income (controlling interest)	$565.7	$1,145.9	$672.9
Income from hypothetical settlement of Redeemable non-controlling interests, net of tax	—	82.9	49.0
Interest expense on junior convertible securities, net of taxes	18.5	14.0	13.4
Net income (controlling interest), as adjusted	$584.2	$1,242.8	$735.3
Denominator
Average shares outstanding (basic)	41.5	38.5	35.1
Effect of dilutive instruments:
Stock options and restricted stock units	1.2	1.3	1.7
Hypothetical issuance of shares to settle Redeemable non-controlling interests	—	7.4	3.7
Junior convertible securities	2.1	1.8	1.7
Average shares outstanding (diluted)	44.8	49.0	42.2
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted). The following is a summary of items excluded from the denominator in the table above:

	For the Years Ended December 31,
	2021	2022	2023
Stock options and restricted stock units	0.2	0.2	0.2
Shares issuable to settle Redeemable non-controlling interests	—	0.1	0.7
21.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2021
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain	$10.3	$(3.5)	$6.8
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.9	(0.5)	0.4
Other comprehensive income	$11.2	$(4.0)	$7.2

	For the Year Ended December 31, 2022
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation loss	$(144.1)	$2.8	$(141.3)
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.5)	0.0	(0.5)
Change in net unrealized gain (loss) on available-for-sale debt securities	(1.3)	0.3	(1.0)
Other comprehensive loss	$(145.9)	$3.1	$(142.8)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2023
	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain	$44.8	$(3.7)	$41.1
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.3	0.0	0.3
Change in net unrealized gain (loss) on available-for-sale debt securities	0.5	0.0	0.5
Other comprehensive income	$45.6	$(3.7)	$41.9
The components of accumulated other comprehensive income (loss), net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Gains (Losses) on Available-for-Sale Debt Securities	Total
Balance, as of December 31, 2021	$(155.1)	$0.1	$—	$(155.0)
Other comprehensive income (loss) before reclassifications	(141.3)	0.5	(1.0)	(141.8)
Amounts reclassified	—	(1.0)	—	(1.0)
Net other comprehensive loss	(141.3)	(0.5)	(1.0)	(142.8)
Balance, as of December 31, 2022	$(296.4)	$(0.4)	$(1.0)	$(297.8)
Other comprehensive income before reclassifications	41.1	1.9	0.5	43.5
Amounts reclassified	—	(1.6)	—	(1.6)
Net other comprehensive income	41.1	0.3	0.5	41.9
Balance, as of December 31, 2023	$(255.3)	$(0.1)	$(0.5)	$(255.9)
22.Geographic Information
The following table presents Consolidated revenue and Fixed assets (net) of the Company by geographic location. For Affiliates, this information is primarily based on the location of the Affiliates’ headquarters.

	For the Years Ended December 31,
	2021	2022	2023
Consolidated revenue
United States	$1,838.7	$1,852.6	$1,519.3
United Kingdom	528.6	434.8	498.3
Other	45.1	42.2	40.2
Total	$2,412.4	$2,329.6	$2,057.8

	December 31,
	2022	2023
Fixed assets (net)
United States	$57.5	$56.3
United Kingdom	10.6	10.7
Other	0.4	0.3
Total	$68.5	$67.3

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions (Reductions) Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2021	$35.6	$8.3	$—	$—	$43.9
2022	43.9	8.3	(1.1)	(3.0)	48.1
2023	48.1	0.6	0.4	(1.5)	47.6

Other Allowances(1)
Year Ending December 31,
2021	$4.8	$—	$—	$—	$4.8
2022	4.8	—	—	(1.3)	3.5
2023	3.5	1.5	—	(1.2)	3.8
___________________________
(1)Other allowances primarily represents reserves on notes received in connection with transfers of the Company’s interests in certain Affiliates, as well as other receivable amounts, which the Company considered uncollectible. Deductions represented the reversal of such reserves upon collection of the amounts due.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business. See “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2024 annual meeting of stockholders (to be filed within 120 days after December 31, 2023) (the “Proxy Statement”), and is incorporated herein by reference.
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

PART IV
Item 15.Exhibit and Financial Statement Schedules
(a)(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	79

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
4.2
Amended and Restated Declaration of Trust of AMG Capital Trust II, dated as of October 17, 2007, by and among the Company, U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.3
Indenture, dated as of October 17, 2007, by and between the Company and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.4
First Supplemental Indenture, dated as of January 10, 2014, by and between the Company and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

4.5
Guarantee Agreement, dated as of October 17, 2007, by and between the Company and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Guarantee Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.6
Indenture, dated as of February 11, 2014, by and between the Company and U.S. Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11, 2014)

4.7
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, by and between the Company and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 13, 2015)

4.8
Indenture for Junior Subordinated Notes, dated as of March 27, 2019, by and between the Company, as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.9
First Supplemental Indenture related to the 5.875% Junior Subordinated Notes due 2059, dated as of March 27, 2019, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 27, 2019)

4.10
Second Supplemental Indenture related to the 4.750% Junior Subordinated Notes due 2060, dated as of September 23, 2020, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed September 23, 2020)

4.11
Third Supplemental Indenture, dated as of July 13, 2021, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed July 13, 2021)

4.12
Indenture for Senior Notes between the Company, as issuer, and U.S. Bank National Association, as trustee, dated as of June 5, 2020 (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed June 5, 2020)

4.13
First Supplemental Indenture related to the 3.300% Senior Notes due 2030, dated as of June 5, 2020, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company's Current Report on Form 8-K (No. 001-13459), filed June 5, 2020)

4.14	Description of Registrant’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 18, 2022)
10.1†	Defined Contribution Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (No. 001-13459), filed March 30, 2000)
10.2†	Executive Incentive Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2015)
10.3†	Amended and Restated 1997 Stock Option and Incentive Plan of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004)
10.4†	Amendment No. 1 to the Company’s 1997 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.5†
Amended and Restated Long-Term Stock and Investment Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)

10.6†	Executive Retention Plan of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed November 9, 2005)
10.7†	Deferred Compensation Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (No. 001-13459), filed March 2, 2009)
10.8†	2011 Stock Option and Incentive Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011)
10.9†	Amendment No. 1 to the Company’s 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.10†	2013 Incentive Stock Award Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.11†	Amendment No. 1 to the Company’s 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.12†	2020 Equity Incentive Plan of the Company (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-240091), filed July 24, 2020)
10.13†
Form of Restricted Stock Unit Award Agreement pursuant to the Company’s 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)

10.14†	Form of Stock Option Agreement pursuant to the Company’s Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.15†	Form of Award Agreement pursuant to the Company’s Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.16†	Form of Award Agreement pursuant to the Company’s Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.17†	Form of Company’s Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (No. 001-13459), filed February 27, 2014)
10.18†
Form of Restricted Stock Unit Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)

10.19†	Form of Restricted Stock Unit Award Agreement for Directors pursuant to the Company’s 2020 Equity Incentive Plan*
10.20†	Form of Stock Option Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan*
10.21†
Form of Stock Option Award Agreement for Directors pursuant to the Company’s 2020 Equity Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.22†
Form of Indemnification Agreement entered into by each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (No. 001-13459), filed March 1, 2011)

10.23
Second Amended and Restated Credit Agreement, dated as of October 25, 2021, by and among the Company, Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021)

10.24
First Amendment to Second Amended and Restated Credit Agreement, dated as of November 18, 2022, by and among the Company, Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed November 21, 2022)

10.25
Fourth Amended and Restated Term Credit Agreement, dated as of October 25, 2021, by and among the Company, Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto, and the exhibits and schedules thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 26, 2021)

10.26
First Amendment to Fourth Amended and Restated Term Credit Agreement, dated as of November 18, 2022, by and among the Company, Bank of America, N.A., as administrative agent, and the other lending institutions from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed November 21, 2022)

10.27	Equity Distribution Agreement, dated as of May 27, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed May 27, 2022)
10.28	Form of Forward Sale Agreement, dated as of May 27, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed May 27, 2022)
21	Schedule of Subsidiaries*
22	Subsidiary Issuers of Guaranteed Securities (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)
23	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
97	Clawback Policy of the Company*
101	The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (ii) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (iii) the Consolidated Statement of Equity for the years ended December 31, 2023, 2022, and 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (v) the Notes to the Consolidated Financial Statements
104	The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
† Indicates a management contract or compensatory plan
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 16, 2024	By:	/s/ JAY C. HORGEN
Jay C. Horgen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY C. HORGEN	President, Chief Executive Officer (Principal Executive Officer) and Director	February 16, 2024
Jay C. Horgen

/s/ THOMAS M. WOJCIK	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 16, 2024
Thomas M. Wojcik

/s/ KAREN L. ALVINGHAM	Director	February 16, 2024
Karen L. Alvingham

/s/ TRACY A. ATKINSON	Director	February 16, 2024
Tracy A. Atkinson

/s/ DWIGHT D. CHURCHILL	Director	February 16, 2024
Dwight D. Churchill

/s/ REUBEN JEFFERY III	Director	February 16, 2024
Reuben Jeffery III

/s/ FELIX V. MATOS RODRIGUEZ	Director	February 16, 2024
Felix V. Matos Rodriguez

/s/ TRACY P. PALANDJIAN	Director	February 16, 2024
Tracy P. Palandjian

/s/ DAVID C. RYAN	Director	February 16, 2024
David C. Ryan

/s/ LOREN M. STARR	Director	February 16, 2024
Loren M. Starr