Form 10-Q
period 2024-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2024-05-07
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
(800) 345-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	AMG	New York Stock Exchange
5.875% Junior Subordinated Notes due 2059	MGR	New York Stock Exchange
4.750% Junior Subordinated Notes due 2060	MGRB	New York Stock Exchange
4.200% Junior Subordinated Notes due 2061	MGRD	New York Stock Exchange
6.750% Junior Subordinated Notes due 2064	MGRE	New York Stock Exchange

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
There were 31,864,456 shares of the registrant’s common stock outstanding on May 3, 2024.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2023	2024
Consolidated revenue	$517.4	$499.9

Consolidated expenses:
Compensation and related expenses	222.3	240.4
Selling, general and administrative	97.1	91.7
Intangible amortization and impairments	12.5	7.3
Interest expense	30.5	29.9
Depreciation and other amortization	3.7	3.0
Other expenses (net)	14.4	9.0
Total consolidated expenses	380.5	381.3

Equity method income (net)	58.6	117.5

Investment and other income	38.0	18.0
Income before income taxes	233.5	254.1

Income tax expense	45.0	55.4
Net income	188.5	198.7

Net income (non-controlling interests)	(54.0)	(48.9)
Net income (controlling interest)	$134.5	$149.8

Average shares outstanding (basic)	35.9	32.8
Average shares outstanding (diluted)	39.9	40.1

Earnings per share (basic)	$3.74	$4.56
Earnings per share (diluted)	$3.47	$4.14
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2023	2024
Net income	$188.5	$198.7
Other comprehensive income, net of tax:
Foreign currency translation gain	26.8	5.6
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.2	0.3
Change in net unrealized gain (loss) on available-for-sale debt securities	0.4	0.4
Other comprehensive income, net of tax	27.4	6.3
Comprehensive income	215.9	205.0
Comprehensive income (non-controlling interests)	(56.3)	(45.4)
Comprehensive income (controlling interest)	$159.6	$159.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2023	March 31, 2024
Assets
Cash and cash equivalents	$813.6	$793.4
Receivables	368.4	525.7
Investments in marketable securities	461.0	348.9
Goodwill	2,523.6	2,517.5
Acquired client relationships (net)	1,812.4	1,802.3
Equity method investments in Affiliates (net)	2,288.5	2,214.1
Fixed assets (net)	67.3	65.6
Other investments	480.9	522.9
Other assets	243.9	234.2
Total assets	$9,059.6	$9,024.6
Liabilities and Equity
Payables and accrued liabilities	$628.5	$634.1
Debt	2,537.5	2,524.9
Deferred income tax liability (net)	463.8	487.5
Other liabilities	466.3	464.6
Total liabilities	4,096.1	4,111.1
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	393.4	393.0
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2023 and March 31, 2024)	0.6	0.6
Additional paid-in capital	741.4	712.1
Accumulated other comprehensive loss	(167.6)	(157.8)
Retained earnings	6,389.6	6,539.1
	6,964.0	7,094.0
Less: Treasury stock, at cost (25.3 shares and 26.0 shares as of December 31, 2023 and March 31, 2024, respectively)	(3,376.1)	(3,503.8)
Total stockholders' equity	3,587.9	3,590.2
Non-controlling interests	982.2	930.3
Total equity	4,570.1	4,520.5
Total liabilities and equity	$9,059.6	$9,024.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended March 31, 2023	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2022	$0.6	$695.5	$(203.4)	$5,718.2	$(2,980.6)	$945.3	$4,175.6
Net income	—	—	—	134.5	—	54.0	188.5
Other comprehensive income, net of tax	—	—	25.1	—	—	2.3	27.4
Share-based compensation	—	14.7	—	—	—	—	14.7
Common stock issued under share-based incentive plans	—	(39.1)	—	—	14.0	—	(25.1)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	—	(0.4)
Affiliate equity activity:
Affiliate equity compensation	—	(0.9)	—	—	—	11.3	10.4
Issuances	—	(3.8)	—	—	—	17.1	13.3
Purchases	—	(0.8)	—	—	—	0.3	(0.5)
Changes in redemption value of Redeemable non- controlling interests	—	(101.7)	—	—	—	—	(101.7)
Capital contributions and other	—	—	—	—	—	(3.3)	(3.3)
Distributions to non-controlling interests	—	—	—	—	—	(79.5)	(79.5)
March 31, 2023	$0.6	$563.9	$(178.3)	$5,852.3	$(2,966.6)	$947.5	$4,219.4

Three Months Ended March 31, 2024	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2023	$0.6	$741.4	$(167.6)	$6,389.6	$(3,376.1)	$982.2	$4,570.1
Net income	—	—	—	149.8	—	48.9	198.7
Other comprehensive income (loss), net of tax	—	—	9.8	—	—	(3.5)	6.3
Share-based compensation	—	21.1	—	—	—	—	21.1
Common stock issued under share-based incentive plans	—	(42.4)	—	—	23.5	—	(18.9)
Share repurchases	—	—	—	—	(151.2)	—	(151.2)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity activity:
Affiliate equity compensation	—	5.6	—	—	—	11.4	17.0
Issuances	—	(3.0)	—	—	—	10.3	7.3
Purchases	—	7.5	—	—	—	(17.1)	(9.6)
Changes in redemption value of Redeemable non- controlling interests	—	(18.1)	—	—	—	—	(18.1)
Capital contributions and other	—	—	—	—	—	(20.1)	(20.1)
Distributions to non-controlling interests	—	—	—	—	—	(81.8)	(81.8)
March 31, 2024	$0.6	$712.1	$(157.8)	$6,539.1	$(3,503.8)	$930.3	$4,520.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2023	2024
Cash flow from (used in) operating activities:
Net income	$188.5	$198.7
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	12.5	7.3
Depreciation and other amortization	3.7	3.0
Deferred income tax expense	11.3	23.5
Equity method income (net)	(58.6)	(117.5)
Distributions received from equity method investments	305.5	211.5
Share-based compensation and Affiliate equity compensation expense	25.3	38.8
Net realized and unrealized gains on investment securities	(32.9)	(9.1)
Other non-cash items	8.0	(3.3)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(9.8)	(12.7)
Sales of securities by consolidated Affiliate sponsored investment products	12.4	21.5
Increase in receivables	(92.2)	(159.5)
Decrease in other assets	2.9	6.1
(Decrease) increase in payables, accrued liabilities, and other liabilities	(141.8)	0.9
Cash flow from operating activities	234.8	209.2
Cash flow from (used in) investing activities:
Purchase of fixed assets	(1.9)	(1.0)
Purchase of investment securities	(109.8)	(359.1)
Maturities and sales of investment securities	399.7	434.6
Cash flow from investing activities	288.0	74.5
Cash flow from (used in) financing activities:
Borrowings of senior bank debt and junior subordinated notes	25.0	450.0
Repayments of senior bank debt and senior notes	(25.0)	(450.0)
Repurchases of common stock (net)	—	(152.5)
Dividends paid on common stock	(0.4)	(0.3)
Distributions to non-controlling interests	(79.5)	(81.8)
Affiliate equity issuances (purchases) (net)	7.3	(33.0)
Redemptions of consolidated Affiliate sponsored investment products (net)	(2.7)	(8.6)
Other financing items	(41.6)	(26.1)
Cash flow used in financing activities	(116.9)	(302.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2.6	(1.6)
Net increase (decrease) in cash and cash equivalents	408.5	(20.2)
Cash and cash equivalents at beginning of period	429.2	813.6
Effect of deconsolidation of Affiliates	(4.9)	—
Cash and cash equivalents at end of period	$832.8	$793.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

1.Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (“AMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year.  The
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 includes additional information about its operations, financial position, and accounting policies, and should be read in conjunction with this Quarterly Report on
Form 10-Q.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.
All amounts in these notes, except per share data in the text and tables herein, are stated in millions unless otherwise indicated.
2.Accounting Standards and Policies
Recently Adopted Accounting Standards
Effective January 1, 2024, the Company adopted Accounting Standard Update (“ASU”) 2022-03, Fair Value Measurement
(Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.
Recent Accounting Developments
In November 2023, the Financial Accounting Standards Board (“FASB”)  issued ASU 2023-07, Segment Reporting (Topic
280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses.  The standard is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December
15, 2024.  The Company currently does not expect the adoption to have a material impact on its Consolidated Financial
Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures,
which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid.  The standard is effective for annual periods beginning after December 15, 2024.  The Company currently does not expect the adoption to have a material impact on its Consolidated Financial Statements.
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of
Profits Interest and Similar Awards, which clarifies how an entity should apply the scope guidance to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718.  The standard is effective for interim and annual periods beginning after December 15, 2024 for the Company, and is effective for interim and annual periods beginning after December 15, 2025 for the Company’s Affiliates.  The Company is evaluating the impact of this standard, however it currently does not expect the adoption to have a material impact on its Consolidated Financial Statements.
3.Investments in Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2023	March 31, 2024
Cost	$35.3	$30.6
Unrealized gains	2.6	3.6
Unrealized losses	(0.0)	(0.1)
Fair value	$37.9	$34.1
As of December 31, 2023 and March 31, 2024, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $15.8 million and $7.7 million, respectively.
For the three months ended March 31, 2023 and 2024, the Company recognized net unrealized gains on equity securities still held as of March 31, 2023 and 2024 of $1.4 million.
Debt Securities
The following table summarizes the cost, unrealized gains, unrealized losses, and fair value of investments in U.S. Treasury securities classified as available-for-sale, all of which matures in 2024, and consolidated Affiliate sponsored investment products classified as trading:

	Available-for-sale		Trading
	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024
Cost	$405.4	$296.5	$17.9	$18.5
Unrealized gains	0.0	0.0	—	—
Unrealized losses	(0.1)	—	(0.1)	(0.2)
Fair value	$405.3	$296.5	$17.8	$18.3
For the three months ended March 31, 2023 and 2024, the Company received $101.7 million and $425.2 million of proceeds from the maturity of available-for-sale securities, respectively.
For the three months ended March 31, 2023 and 2024, the Company recognized net unrealized gains (losses) on debt securities classified as trading still held as of March 31, 2023 and 2024 of $(0.1) million and $0.8 million, respectively.
4.Other Investments
Other investments consists primarily of investments in funds advised by the Company’s Affiliates that are carried at net asset value (“NAV”) as a practical expedient and other investments without readily determinable fair values.  Any gain or loss related to these investments is recorded in Investment and other income in the Consolidated Statements of Income.
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
retain the specialized fair value accounting of the investment companies.  Because the funds’ investments do not have readily determinable fair values, the Company uses the NAV of these investments as a practical expedient for their fair values.  The following table summarizes the fair values of these investments and any related unfunded commitments:

	December 31, 2023		March 31, 2024
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$424.4	$187.2	$465.7	$195.3
Investments in other strategies(2)	6.1	—	6.8	—
Total(3)	$430.5	$187.2	$472.5	$195.3
__________________________
(1)The Company accounts for the majority of its interests in private equity funds one quarter in arrears (adjusted for current period calls and distributions).  These funds primarily invest in a broad range of third-party funds and direct investments.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Distributions will be received as the underlying assets are liquidated over the life of the funds, which is generally up to 15 years.
(2)These are multi-disciplinary funds that invest across various asset classes and strategies, including equity and credit.
Investments are generally redeemable on a daily, monthly, or quarterly basis.
(3)Fair value attributable to the controlling interest was $324.9 million and $356.4 million as of December 31, 2023 and
March 31, 2024, respectively.
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

	December 31, 2023	March 31, 2024
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the three months ended March 31, 2024, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in Other investments:

	For the Three Months Ended March 31,
	2023			2024
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$371.2	$50.4	$421.6	$430.5	$50.4	$480.9
Purchases and commitments	9.8	—	9.8	46.8	—	46.8
Sales and distributions	(11.5)	—	(11.5)	(9.0)	—	(9.0)
Net realized and unrealized gains	6.1	—	6.1	4.2	—	4.2
Balance, end of period	$375.6	$50.4	$426.0	$472.5	$50.4	$522.9
5.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2023
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$37.9	$37.9	$—	$—
Investments in debt securities(1)	423.1	—	423.1	—
Financial Liabilities(2)
Contingent payment obligations	$14.7	$—	$—	$14.7
Affiliate equity purchase obligations	53.9	—	—	53.9

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

		Fair Value Measurements
	March 31, 2024
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$34.1	$34.1	$—	$—
Investments in debt securities(1)	314.8	—	314.8	—
Financial Liabilities(2)
Contingent payment obligations	$9.6	$—	$—	$9.6
Affiliate equity purchase obligations	37.7	—	—	37.7
__________________________
(1)Amounts are recorded in Investments in marketable securities on the Consolidated Balance Sheets.
(2)Amounts are recorded in Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in Level 3 liabilities:

	For the Three Months Ended March 31,
	2023		2024
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$21.0	$24.5	$14.7	$53.9
Purchases and issuances(1)	—	44.2	—	24.9
Settlements and reductions	—	(7.5)	—	(40.5)
Net realized and unrealized (gains) losses(2)	1.9	(0.3)	(5.1)	(0.6)
Balance, end of period	$22.9	$60.9	$9.6	$37.7

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$1.9	$(0.3)	$(5.1)	$(0.6)
__________________________
(1)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
(2)Gains and losses resulting from changes to expected payments are included in Other expenses (net) in the Consolidated
Statements of Income and the accretion of these obligations is included in Interest expense in the Consolidated Statements of Income.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the
Company’s Level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2023			March 31, 2024
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo simulation	Volatility	$14.7	19% - 25%	21%	$9.6	10% - 19%	13%
		Discount rates		6%	6%		6%	6%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$53.9	(6)% - 7%	1%	$37.7	(5)% - 8%	1%
		Discount rates		14% - 17%	14%		14% - 18%	15%

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

	December 31, 2023		March 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,099.4	$1,049.8	$699.5	$652.0	Level 2
Junior subordinated notes	765.9	612.0	1,216.0	1,092.2	Level 2
Junior convertible securities	341.7	340.9	341.7	350.1	Level 2
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Undistributed earnings attributable to Affiliate management’s and any co-investor’s equity ownership, along with their share of any tangible or intangible net assets, are included in Non-controlling interests on the Consolidated Balance Sheets.  Affiliate equity interests where the holder has certain rights to demand settlement are presented, at their current redemption values, as
Redeemable non-controlling interests or Other liabilities on the Consolidated Balance Sheets.  The Company periodically issues, sells, and purchases the equity of its consolidated Affiliates.  Because these transactions take place between entities that are under common control, any gains or losses attributable to these transactions are required to be included in Additional paid-
in capital on the Consolidated Balance Sheets, net of any related income tax effects in the period the transaction occurs.
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

	December 31, 2023		March 31, 2024
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,492.4	$2,198.2	$1,436.4	$2,120.5
As of December 31, 2023 and March 31, 2024, the carrying value and maximum exposure to loss for all of the Company’s
Affiliates accounted for under the equity method was $2,288.5 million and $2,214.1 million, respectively, including Affiliates accounted for under the equity method considered VREs of $90.3 million and $93.6 million, respectively.
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

	December 31, 2023		March 31, 2024
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$5,788.3	$29.8	$5,016.5	$21.7
7.Debt
The following table summarizes the Company’s Debt:

	December 31, 2023	March 31, 2024
Senior bank debt	$349.9	$299.9
Senior notes	1,096.9	697.2
Junior subordinated notes	751.8	1,188.9
Junior convertible securities	338.9	338.9
Debt	$2,537.5	$2,524.9
The Company’s senior bank debt, senior notes, junior subordinated notes, and junior convertible securities are carried at amortized cost.  Unamortized discounts and debt issuance costs associated with the Company’s debt instruments, with the exception of its senior unsecured multicurrency revolving credit facility (the “revolver”), are presented on the Consolidated
Balance Sheets as an adjustment to the carrying value of the associated debt.
Senior Bank Debt
In the first quarter of 2024, the Company repaid $50.0 million of its senior unsecured term loan facility (the “term loan”).
As of March 31, 2024, the Company had a $1.25 billion revolver and a $300.0 million term loan (together, the “credit facilities”).  The revolver matures on October 25, 2027 and the term loan matures on October 23, 2026.  Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional $75.0 million under the term loan.  The Company pays interest on any outstanding obligations under the credit facilities at specified rates, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating.  As of March 31, 2024, the interest rate for the Company’s outstanding borrowings under the term loan was term-SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of
0.85%.  As of December 31, 2023 and March 31, 2024, the Company had no outstanding borrowings under the revolver.
Senior Notes
In the first quarter of 2024, the Company’s $400.0 million 4.25% senior notes matured and were fully repaid.
As of March 31, 2024, the Company had senior notes outstanding.  The carrying values of the senior notes are accreted to their principal amount at maturity over the remaining life of the underlying instrument.  The principal terms of the senior notes outstanding as of March 31, 2024 are presented and described below:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2025 Senior Notes	2030 Senior Notes
Issue date	February 2015	June 2020
Maturity date	August 2025	June 2030
Par value (in millions)	$350.0	$350.0
Stated coupon	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually
Call price	As defined	As defined
The senior notes may be redeemed, in whole or in part, at any time, in the case of the 2025 senior notes, and at any time prior to March 15, 2030, in the case of the 2030 senior notes.  In each case, the senior notes may be redeemed at a make-whole redemption price, plus accrued and unpaid interest.  The make-whole redemption price, in each case, is equal to the greater of
100% of the principal amount of the notes to be redeemed and the remaining principal and interest payments on the notes being redeemed (excluding accrued but unpaid interest to, but not including, the redemption date) discounted to their present value as of the redemption date at the applicable treasury rate plus 0.25%, in the case of the 2025 senior notes, and to their present value as of the redemption date on a semi-annual basis at the applicable treasury rate plus 0.40%, in the case of the 2030 senior notes.
Junior Subordinated Notes
As of March 31, 2024, the Company had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes	2064 Junior Subordinated Notes
Issue date	March 2019	September 2020	July 2021	March 2024
Maturity date	March 2059	September 2060	September 2061	March 2064
Par value (in millions)	$300.0	$275.0	$200.0	$450.0
Stated coupon	5.875%	4.75%	4.20%	6.75%
Coupon frequency	Quarterly	Quarterly	Quarterly	Quarterly
Call price	As defined	As defined	As defined	As defined
NYSE Symbol	MGR	MGRB	MGRD	MGRE
On March 20, 2024, the Company issued $450.0 million of junior subordinated notes with a maturity date of March 30,
2064 (the “2064 junior subordinated notes”).  Interest is payable commencing on June 30, 2024.  The 2064 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of the Company’s current and future senior indebtedness. As of March 31, 2024, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the 2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.
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
Junior Convertible Securities
As of March 31, 2024, the Company had $341.7 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of December 31, 2023 and March 31, 2024, the unamortized issuance costs related to the junior convertible securities were $2.9 million and $2.8 million, respectively.
The following table presents interest expense recorded in connection with the junior convertible securities:

	For the Three Months Ended March 31,
	2023	2024
Contractual interest expense	$4.4	$4.4
Amortization of debt issuance costs	0.1	0.1
Total	$4.5	$4.5

Effective interest rate	5.21%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company.  The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share.  The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to the Company’s most recent Annual Report on Form 10-K.  Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.  The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion.  The Company did not repurchase any of its junior convertible securities during the three months ended March 31, 2023 and 2024.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products.  As of March 31, 2024, these unfunded commitments were $195.3 million and may be called in future periods.
As of March 31, 2024, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates, which are included in Other liabilities, as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2024	2025
Deferred payment obligations	$43.3	$—	$43.3	$21.7	$21.6
Contingent payment obligations(1)	8.8	0.8	9.6	3.1	6.5
__________________________
(1)Fair value as of March 31, 2024.  The Company is contingently liable to make maximum contingent payments of up to
$110.0 million ($24.9 million attributable to the co-investor), of which $100.0 million and $10.0 million may become payable during the remainder of 2024 and in 2025, respectively.
As of March 31, 2024, the Company was obligated to make deferred payments of $58.5 million related to certain of its investments in Affiliates accounted for under the equity method, all of which is payable during the remainder of 2024.
Deferred payment obligations are included in Other liabilities.
As of March 31, 2024, the Company was contingently liable to make payments of $236.0 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $4.0 million may become payable during the remainder of 2024 and $232.0 million may become payable from 2025 through 2028.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of March 31, 2024, the Company has agreed to provide one of its Affiliates accounted for under the equity method up to
$50.0 million of contingent financing.
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

Goodwill
Balance, as of December 31, 2023	$2,523.6
Foreign currency translation	(6.1)
Balance, as of March 31, 2024	$2,517.5

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2023	$1,260.5	$(1,051.2)	$209.3	$1,603.1	$1,812.4
Intangible amortization and impairments	—	(7.3)	(7.3)	—	(7.3)
Foreign currency translation	(1.5)	1.4	(0.1)	(2.7)	(2.8)
Balance, as of March 31, 2024	$1,259.0	$(1,057.1)	$201.9	$1,600.4	$1,802.3
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments in the
Consolidated Statements of Income for these relationships of $12.5 million and $7.3 million for the three months ended
March 31, 2023 and 2024, respectively.  Based on relationships existing as of March 31, 2024, the Company estimates that its consolidated amortization expense will be approximately $22 million for the remainder of 2024, approximately $25 million in each of 2025, 2026, 2027, and 2028, and approximately $13 million in 2029.
10.Equity Method Investments in Affiliates
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated
Financial Statements one quarter in arrears.
Equity method investments in Affiliates (net) consisted of the following:

	December 31, 2023	March 31, 2024
Goodwill	$1,323.3	$1,369.3
Definite-lived acquired client relationships (net)	652.5	617.7
Indefinite-lived acquired client relationships (net)	122.6	122.6
Undistributed earnings and tangible capital	190.1	104.5
Equity method investments in Affiliates (net)	$2,288.5	$2,214.1
The following table presents the change in Equity method investments in Affiliates (net):

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Equity Method Investments in Affiliates
Balance, as of December 31, 2023	$2,288.5
Earnings	138.3
Intangible amortization and impairments	(20.8)
Distributions of earnings	(211.5)
Foreign currency translation	19.6
Balance, as of March 31, 2024	$2,214.1
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $20.9 million and $20.8 million for the three months ended March 31, 2023 and 2024, respectively.  Based on relationships existing as of March 31, 2024, the Company estimates the amortization expense attributable to its Affiliates will be approximately $62 million for the remainder of 2024, approximately $77 million in 2025, approximately $73 million in each of
2026 and 2027, approximately $65 million in 2028, and approximately $50 million in 2029.
The Company had 22 Affiliates accounted for under the equity method as of December 31, 2023 and March 31, 2024.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses.  The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
11.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $18.5 million and $17.7 million as of December 31, 2023 and March 31, 2024, respectively.
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
12.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended March 31,
	2023	2024
Share-based compensation expense	$14.7	$21.1
Tax benefit	1.7	2.3
As of December 31, 2023, the Company had unrecognized share-based compensation expense of $54.4 million.  As of
March 31, 2024, the Company had unrecognized share-based compensation expense of $70.2 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units—December 31, 2023	0.9	$138.51
Units granted	0.2	158.51
Units vested	(0.3)	129.42
Units forfeited	(0.0)	147.04
Performance condition changes	0.0	157.42
Unvested units—March 31, 2024	0.8	147.14
For the three months ended March 31, 2023 and 2024, the Company granted restricted stock units with fair values of $45.5 million and $26.5 million, respectively.  These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest.  Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions.  For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2023	3.2	$76.74
Options granted	—	—
Options exercised	(0.0)	86.65
Options forfeited	—	—
Options expired	(0.0)	152.36
Performance condition changes	0.0	129.17
Unexercised options outstanding—March 31, 2024	3.2	76.77	2.5
Exercisable at March 31, 2024	0.0	123.38	2.7
The Company did not grant any stock options during the three months ended March 31, 2023 and 2024.  Stock options generally vest over a period of three years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
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
The following table presents the changes in Redeemable non-controlling interests:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Redeemable Non-controlling Interests
Balance, as of December 31, 2023(1)	$393.4
Decrease attributable to consolidated Affiliate sponsored investment products	(8.2)
Transfers to Other liabilities	(10.3)
Changes in redemption value	18.1
Balance, as of March 31, 2024(1)	$393.0
__________________________
(1)As of December 31, 2023 and March 31, 2024, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $11.8 million and $3.6 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders.
Distributions paid to non-controlling interest Affiliate equity holders were $79.5 million and $81.8 million for the three months ended March 31, 2023 and 2024, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals.  The Company has the right to settle a portion of these purchases in shares of its common stock.  For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements.  For the three months ended March 31, 2023 and 2024, the amount of cash paid for purchases was $5.0 million and $39.3 million, respectively.  For the three months ended March 31,
2023 and 2024, the total amount of cash received for issuances was $12.3 million and $6.3 million, respectively.
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
service period.
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended March 31,
	2023	2024
Controlling interest	$(0.7)	$6.3
Non-controlling interests	11.3	11.4
Total	$10.6	$17.7
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2023	$30.6	5 years	$235.7	6 years
March 31, 2024	33.6	5 years	237.6	6 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $5.9 million and $5.7 million as of December 31, 2023 and March 31, 2024, respectively, and was included in Other assets on the Consolidated Balance Sheets.
The total payable was $53.9 million and $37.7 million as of December 31, 2023 and March 31, 2024, respectively, and was included in Other liabilities.
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

	For the Three Months Ended March 31,
	2023	2024
Net income (controlling interest)	$134.5	$149.8
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(3.6)	(1.8)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(27.5)	(7.2)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$103.4	$140.8
15.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended March 31,
	2023	2024
Controlling interest(1)	$42.5	$53.3
Non-controlling interests	2.5	2.1
Income tax expense	$45.0	$55.4
Income before income taxes (controlling interest)	$177.0	$203.1
Effective tax rate (controlling interest)(2)	24.0%	26.2%
__________________________
(1)For the periods ended March 31, 2023, and 2024, income tax expense (controlling interest) included intangible related deferred tax expense of $14.8 million and $17.1 million, respectively.
(2)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three months ended March 31, 2023 was lower than the marginal tax rate of 24.5%, primarily due to tax windfalls related to share-based compensation, partially offset by the impact of the increase in the UK corporate tax rate in 2023.  The Company’s effective tax rate (controlling interest) for the three months ended March 31, 2024 was higher than the marginal tax rate of 24.5%, primarily due to an increase in non-deductible compensation and uncertain tax positions.  The Company’s effective tax rate reflects the relative contributions of earnings in the jurisdictions in which the Company and its Affiliates operate and is impacted by changes in the jurisdictional mix of income before taxes.
The Company continues to monitor and evaluate legislative developments related to the Organization for Economic Co-
operation and Development’s Pillar Two directive (“Pillar Two”), which establishes a framework for a global minimum corporate tax rate of 15%.  Several countries in which the Company or its Affiliates operate have adopted legislation to implement Pillar Two and several others are expected to enact similar rules in the future.  The Company currently does not expect Pillar Two to have a material impact on its Consolidated Financial Statements.
16.Earnings Per Share

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

	For the Three Months Ended March 31,
	2023	2024
Numerator
Net income (controlling interest)	$134.5	$149.8
Income from hypothetical settlement of Redeemable non-controlling interests, net of taxes	0.7	13.0
Interest expense on junior convertible securities, net of taxes	3.4	3.4
Net income (controlling interest), as adjusted	$138.6	$166.2
Denominator
Average shares outstanding (basic)	35.9	32.8
Effect of dilutive instruments:
Stock options and restricted stock units	2.0	2.0
Hypothetical issuance of shares to settle Redeemable non-controlling interests	0.3	3.6
Junior convertible securities	1.7	1.7
Average shares outstanding (diluted)	39.9	40.1
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended March 31,
	2023	2024
Stock options and restricted stock units	0.4	0.4
Shares issuable to settle Redeemable non-controlling interests	4.2	0.5
For the three months ended March 31, 2024, under its authorized share repurchase programs, the Company repurchased 1.0 million shares of its common stock at an average price per share of $155.60.
17.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended March 31,
	2023			2024
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain	$29.5	$(2.7)	$26.8	$9.3	$(3.7)	$5.6
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.2	0.0	0.2	0.3	0.0	0.3
Change in net unrealized gain (loss) on available-for-sale debt securities	0.5	(0.1)	0.4	0.5	(0.1)	0.4
Other comprehensive income	$30.2	$(2.8)	$27.4	$10.1	$(3.8)	$6.3
The components of accumulated other comprehensive loss, net of taxes, were as follows:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Gains (Losses) on Investment Available- for-Sale Debt Securities	Total
Balance, as of December 31, 2023	$(255.3)	$(0.1)	$(0.5)	$(255.9)
Other comprehensive income before reclassifications	5.6	0.2	0.4	6.2
Amounts reclassified	—	0.1	—	0.1
Net other comprehensive income	5.6	0.3	0.4	6.3
Balance, as of March 31, 2024	$(249.7)	$0.2	$(0.1)	$(249.6)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange
Commission, in our press releases, and in oral statements made with the approval of an executive officer may constitute
“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as
“outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,”
“approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates,” or the negative version of these words or other comparable words.  Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our
Annual Report on Form 10-K for the year ended December 31, 2023, and from time to time, as applicable, our Quarterly
Reports on Form 10-Q.  These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected.  Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated.  In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
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
With their entrepreneurial, investment-centric cultures and alignment of interests with clients through direct equity ownership by firm principals, independent firms have fundamental competitive advantages in offering unique return streams to the marketplace.  Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our
Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including growth capital, product strategy and development, capital formation, and incentive alignment and succession planning.  As of
March 31, 2024, our aggregate assets under management were approximately $699 billion across a diverse range of private markets, liquid alternatives, and differentiated long-only investment strategies.
Operating Performance Measures
Under accounting principles generally accepted in the U.S. (“GAAP”), we are required to consolidate certain of our
Affiliates and use the equity method of accounting for others.  Whether we consolidate an Affiliate or use the equity method of accounting, we maintain the same innovative partnership approach and provide support and assistance in substantially the same manner for all of our Affiliates.  Furthermore, all of our Affiliates are investment managers and are impacted by similar marketplace factors and industry trends.  Therefore, our key aggregate operating performance measures are important in providing management with a comprehensive view of the operating performance and material trends across our entire business.
The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2023	2024	% Change
Assets under management	$668.0	$699.4	5%
Average assets under management	660.4	680.0	3%
Aggregate fees (in millions)	1,505.1	1,471.6	(2)%

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
Assets Under Management
Our Affiliates provide a diverse range of differentiated return streams through their specialized investment processes.  We continue to see demand for alternative strategies, as evidenced by our net inflows in this category for the three months ended
March 31, 2024.  At the same time, our equity strategies saw outflows in line with client cash flow trends across the industry.
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
The following charts present information regarding the composition of our assets under management by strategy and client type as of March 31, 2024:

Assets Under Management

__________________________
(1)Alternatives include private markets strategies, which accounted for 17% of our assets under management as of March 31,
2024.
The following tables present changes in our assets under management by strategy and client type for the three months ended March 31, 2024:
By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2023	$238.8	$186.6	$142.8	$104.5	$672.7
Client cash inflows and commitments	9.3	4.7	4.8	6.5	25.3
Client cash outflows	(4.6)	(9.4)	(10.3)	(4.7)	(29.0)
Net client cash flows	4.7	(4.7)	(5.5)	1.8	(3.7)
Market changes	7.4	11.1	13.0	3.0	34.5
Foreign exchange(1)	(0.5)	(1.1)	(0.3)	(0.3)	(2.2)
Realizations and distributions (net)	(1.9)	(0.0)	(0.0)	(0.1)	(2.0)
Other(2)	0.2	0.1	(0.2)	(0.0)	0.1
March 31, 2024	$248.7	$192.0	$149.8	$108.9	$699.4
By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
December 31, 2023	$354.9	$196.0	$121.8	$672.7
Client cash inflows and commitments	10.3	8.5	6.5	25.3
Client cash outflows	(9.3)	(14.6)	(5.1)	(29.0)
Net client cash flows	1.0	(6.1)	1.4	(3.7)
Market changes	16.9	13.5	4.1	34.5
Foreign exchange(1)	(1.3)	(0.6)	(0.3)	(2.2)
Realizations and distributions (net)	(1.9)	(0.1)	(0.0)	(2.0)
Other(2)	0.0	0.1	0.0	0.1
March 31, 2024	$369.6	$202.8	$127.0	$699.4
__________________________
(1)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(2)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	19%	83%	96%	85%
Global equity(2)	27%	46%	48%	63%
U.S. equity(2)	21%	47%	81%	79%
Multi-asset and fixed income(3)	16%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(4)	17%	86%	86%
__________________________
(1)Past performance is not indicative of future results.  Performance and AUM information is as of March 31, 2024 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
(4)For private markets products, performance is reported as the percentage of assets that have outperformed benchmarks on a since-inception internal rate of return basis.  Benchmarks utilized include a combination of public market equivalents, peer medians, and absolute returns where benchmarks are not available.  For purposes of investment performance comparisons, the latest vintage comparison includes the most recent vehicles and strategies (traditional long-duration investment funds, customized vehicles, and other evergreen vehicles and product structures) where meaningful performance is available and calculable.  In order to illustrate the performance of our private markets product category over a longer period of history, the last three vintages comparison incorporates the latest vintage vehicles and the prior two vintages for traditional long-
duration investment funds, as well as additional vehicles and strategies launched during the equivalent time period as the last three vintages of traditional long-duration investment funds.  Due to the nature of these investments and vehicles, reported performance is typically on a three- to six-month lag basis.
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
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally billed less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of March 31, 2024, approximately 27% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 12% and 48%
of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.  We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominantly earned by our
Affiliates accounted for under the equity method.
Aggregate fees were $1,471.6 million for the three months ended March 31, 2024, a decrease of $33.5 million or 2% as compared to the three months ended March 31, 2023.  The decrease in our aggregate fees was due to a $108.1 million or 7%
decrease from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $74.6 million or 5%
increase from asset-based fees.  The increase in asset-based fees was principally due to changes in the composition of our assets under management and an increase in our average assets under management, primarily in our alternative strategies driven by investments in new Affiliates.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2023	2024	% Change
Net income (controlling interest)	$134.5	$149.8	11%
Adjusted EBITDA (controlling interest)(1)	216.8	259.8	20%
Economic net income (controlling interest)(1)	158.1	186.7	18%
__________________________

(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management.  For the three months ended March 31, 2024, our Adjusted EBITDA (controlling interest) increased $43.0 million or 20%, primarily from investments in new Affiliates and the recognition of performance-based fees earned by Affiliates in which we hold a greater economic interest.
For the three months ended March 31, 2024, our Net income (controlling interest) increased $15.3 million or 11%.  The increase in Net income (controlling interest) was primarily due to a $58.9 million increase in Equity method income (net).  This increase was partially offset by an $18.6 million decrease in Investment and other income attributable to the controlling interest and a $10.8 million increase in Income tax expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses primarily related to the acquisition of interests in Affiliates and improves comparability of performance between periods.  For the three months ended March 31, 2024, our Economic net income (controlling interest) increased $28.6 million or 18%, primarily due to a $43.0 million increase in Adjusted EBITDA
(controlling interest).
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
Consolidated Revenue
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Three Months Ended March 31,
(in millions, expect as noted)	2023	2024	% Change
Consolidated Affiliate average assets under management (in billions)	$399.0	$393.7	(1)%
Consolidated revenue	$517.4	$499.9	(3)%
Our Consolidated revenue decreased $17.5 million or 3% for the three months ended March 31, 2024, primarily due to an
$18.4 million or 3% decrease from asset-based fees.  The decrease in asset-based fees was principally due to changes in the composition of our assets under management and a decrease in our consolidated Affiliate average assets under management, primarily in our global equity strategies.
Consolidated Expenses
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates.
The following table presents our Consolidated expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2023	2024
Compensation and related expenses	$222.3	$240.4	8%
Selling, general and administrative	97.1	91.7	(6)%
Intangible amortization and impairments	12.5	7.3	(42)%
Interest expense	30.5	29.9	(2)%
Depreciation and other amortization	3.7	3.0	(19)%
Other expenses (net)	14.4	9.0	(38)%
Total consolidated expenses	$380.5	$381.3	0%

Compensation and related expenses increased $18.1 million or 8% for the three months ended March 31, 2024, primarily due to a $7.1 million increase in Affiliate equity compensation expense and a $6.4 million increase in share-based compensation expense.
Selling, general and administrative expenses decreased $5.4 million or 6% for the three months ended March 31, 2024, primarily due to a $2.2 million decrease in professional fees, a $1.3 million decrease in distribution and investment-related expenses principally as a result of a decrease in average assets under management on which these expenses are incurred, and a
$1.2 million decrease in non-income based and other taxes.
Intangible amortization and impairments decreased $5.2 million or 42% for the three months ended March 31, 2024, primarily due to a $3.5 million decrease in amortization expense related to certain definite-lived assets being fully amortized and a $1.7 million decrease due to the sale of our equity interest in Veritable, LP in the third quarter of 2023.
There were no significant changes in Interest expense for the three months ended March 31, 2024.
There were no significant changes in Depreciation and other amortization for the three months ended March 31, 2024.
Other expenses (net) decreased $5.4 million or 38% for the three months ended March 31, 2024, primarily due to a $7.0 million decrease in expenses related to the decrease in the values of contingent payment obligations, partially offset by a $1.5 million increase in charitable contributions.
Equity Method Income (Net)
For our Affiliates accounted for under the equity method, we use structured partnership interests in which we contractually share in the Affiliate’s revenue or revenue less agreed-upon expenses.  Our share of earnings or losses from Affiliates accounted for under the equity method (“equity method earnings”), net of amortization and impairments, is included in Equity method income (net).  For certain of our Affiliates accounted for under the equity method, we report the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears.
The following table presents equity method Affiliate average assets under management and equity method Affiliate revenue (“equity method revenue”), as well as equity method earnings, equity method intangible amortization, and equity method intangible impairments, if any, which in aggregate form Equity method income (net):

	For the Three Months Ended March 31,
(in millions, except as noted)	2023	2024	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$261.4	$286.3	10%
Equity method revenue	$987.7	$971.7	(2)%

Financial Performance Measures
Equity method earnings	$79.5	$138.3	74%
Equity method intangible amortization	(20.9)	(20.8)	(0)%
Equity method income (net)	$58.6	$117.5	N.M.(1)
__________________________
(1)Percentage change is not meaningful.
Our equity method revenue decreased $16.0 million or 2% for the three months ended March 31, 2024, due to a $109.0 million or 11% decrease from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $93.0 million or 9% increase from asset-based fees.  The increase in asset-based fees was principally due to changes in the composition of our assets under management and an increase in our equity method Affiliate average assets under management, primarily in our alternative strategies driven by investments in new Affiliates.
While equity method revenue decreased $16.0 million or 2% for the three months ended March 31, 2024, equity method earnings increased $58.8 million or 74%.  Equity method earnings increased primarily due to the contribution from investments in new Affiliates and the recognition of performance-based fees earned by Affiliates in which we hold a greater economic interest.

Equity method intangible amortization decreased $0.1 million for the three months ended March 31, 2024, primarily due to an $8.3 million decrease in amortization expense related to certain definite-lived assets being fully amortized.  This decrease was partially offset by a $5.2 million increase in amortization expense due to investments in new Affiliates and a $2.7 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended March 31,
(in millions)	2023	2024	% Change
Investment and other income	$38.0	$18.0	(53)%
Investment and other income decreased $20.0 million or 53% for the three months ended March 31, 2024, primarily due to a $20.9 million net decrease in realized and unrealized gains on Investments in marketable securities.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended March 31,
(in millions)	2023	2024	% Change
Income tax expense	$45.0	$55.4	23%
Income tax expense increased $10.4 million or 23% for the three months ended March 31, 2024.  Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-
controlling interests.  Our effective tax rate (controlling interest) for the three months ended March 31, 2023 was 24.0% as compared to 26.2% for the three months ended March 31, 2024.  The increase in the tax rate (controlling interest) was primarily due to an increase in non-deductible compensation and uncertain tax positions.  See Note 15 of our Consolidated Financial
Statements.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2023	2024	% Change
Net income	$188.5	$198.7	5%
Net income (non-controlling interests)	54.0	48.9	(9)%
Net income (controlling interest)	134.5	149.8	11%
Net income (controlling interest) increased $15.3 million or 11% for the three months ended March 31, 2024, primarily due to an increase in Equity method income (net).  This increase was partially offset by a decrease in Investment and other income attributable to the controlling interest and an increase in Income tax expense attributable to the controlling interest.
Supplemental Financial Performance Measures
As supplemental information, we provide non-GAAP performance measures of Adjusted EBITDA (controlling interest),
Economic net income (controlling interest), and Economic earnings per share.  We believe that many investors use our
Adjusted EBITDA (controlling interest) when comparing our financial performance to other companies in the investment management industry.  Management utilizes these non-GAAP performance measures to assess our performance before our share of certain non-cash GAAP expenses primarily related to the acquisition of interests in Affiliates and to improve comparability between periods.  Economic net income (controlling interest) and Economic earnings per share are used by management and our Board of Directors as our principal performance benchmarks, including as one of the measures for determining executive compensation.  These non-GAAP performance measures are provided in addition to, but not as a substitute for, Net income (controlling interest), Earnings per share, or other GAAP performance measures.

Adjusted EBITDA (controlling interest)
Adjusted EBITDA (controlling interest) represents our performance before our share of interest expense, income and certain non-income based taxes, depreciation, amortization, impairments, gains and losses related to Affiliate Transactions, and non-cash items such as certain Affiliate equity activity, gains and losses on our contingent payment obligations, and unrealized gains and losses on seed capital, general partner commitments, and other strategic investments.  Adjusted EBITDA (controlling interest) is also adjusted to include realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2023	2024
Net income (controlling interest)	$134.5	$149.8
Interest expense	30.5	29.9
Income taxes	42.5	57.4
Intangible amortization and impairments(1)	29.4	25.6
Affiliate Transactions(2)	(21.6)	—
Other items(3)	1.5	(2.9)
Adjusted EBITDA (controlling interest)	$216.8	$259.8
__________________________
(1)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates.  For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income.  Our share of these Affiliates’ amortization and impairments is included in Equity method income (net).  The following table presents the
Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2023	2024
Consolidated intangible amortization and impairments	$12.5	$7.3
Consolidated intangible amortization and impairments (non-controlling interests)	(4.0)	(2.5)
Equity method intangible amortization and impairments	20.9	20.8
Total	$29.4	$25.6
(2)The three months ended March 31, 2023 includes gains on ordinary shares of EQT AB (“EQT”), a public company listed on Nasdaq Stockholm (EQT.ST).  We received the EQT shares through the sale of our equity interest in Baring Private
Equity Asia (“BPEA”), in connection with the strategic combination of BPEA and EQT, which was completed in the fourth quarter of 2022.
(3)Other items include certain non-income based taxes, depreciation, and non-cash items such as certain Affiliate equity activity, gains and losses on our contingent payment obligations, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.
Economic Net Income (controlling interest) and Economic Earnings Per Share
Under our Economic net income (controlling interest) definition, we adjust Net income (controlling interest) for our share of pre-tax intangible amortization and impairments related to intangible assets (including the portion attributable to equity method investments in Affiliates) because these expenses do not correspond to the changes in the value of these assets, which do not diminish predictably over time.  We also adjust for deferred taxes attributable to intangible assets because we believe it is unlikely these accruals will be used to settle material tax obligations.  Further, we adjust for gains and losses related to
Affiliate Transactions, net of tax, and other economic items.
Economic earnings per share represents Economic net income (controlling interest) divided by the Average shares outstanding (adjusted diluted).  In this calculation, we exclude the potential shares issued upon settlement of Redeemable non-

controlling interests from Average shares outstanding (adjusted diluted) because we intend to settle those obligations without issuing shares, consistent with all prior Affiliate equity purchase transactions.  The potential share issuance in connection with our junior convertible securities is measured using a “treasury stock” method.  Under this method, only the net number of shares of common stock equal to the value of these junior convertible securities in excess of par, if any, are deemed to be outstanding.  We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of our common stock) that occurs when these securities are converted and we are relieved of our debt obligation.
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended March 31,
(in millions, except per share data)	2023	2024
Net income (controlling interest)	$134.5	$149.8
Intangible amortization and impairments(1)	29.4	25.6
Intangible-related deferred taxes	14.8	16.3
Affiliate Transactions(2)	(16.3)	—
Other economic items(3)	(4.3)	(5.0)
Economic net income (controlling interest)	$158.1	$186.7
Average shares outstanding (diluted)	39.9	40.1
Hypothetical issuance of shares to settle Redeemable non-controlling interests	(0.3)	(3.6)
Assumed issuance of junior convertible securities shares	(1.7)	(1.7)
Average shares outstanding (adjusted diluted)	37.9	34.8
Economic earnings per share	$4.18	$5.37
__________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)The three months ended March 31, 2023 includes gains on EQT shares, net of $5.3 million of income tax expense.
(3)Other economic items include certain Affiliate equity activity, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the three months ended March 31, 2023 and 2024, other economic items were net of income tax expense (benefit) of $1.8 million and $(0.0) million, respectively.
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
Cash and cash equivalents were $793.4 million as of March 31, 2024 and were attributable to both our controlling and the non-controlling interests.  In the three months ended March 31, 2024, we met our cash requirements primarily through cash generated by operating activities.  Our principal uses of cash in the three months ended March 31, 2024 were for purchases of investment securities, distributions to Affiliate equity holders, the return of excess capital through share repurchases, and repayment of debt.
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
The following table presents operating, investing, and financing cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2023	2024
Operating cash flow	$234.8	$209.2
Investing cash flow	288.0	74.5
Financing cash flow	(116.9)	(302.3)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the three months ended March 31, 2024, Cash flows from operating activities were $209.2 million, primarily from Net income of $198.7 million and distributions of earnings received from equity method investments of $211.5 million.  These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $152.5 million.  For the three months ended March 31, 2024, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the three months ended March 31, 2024, Cash flows from investing activities were $74.5 million, primarily due to
$434.6 million of maturities and sales of investment securities, partially offset by $359.1 million of purchases of investment securities.  For the three months ended March 31, 2024, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the three months ended March 31, 2024, Cash flows used in financing activities were $302.3 million, primarily due to repayments of senior notes and senior bank debt of $400.0 million and $50.0 million, respectively, $152.5 million of repurchases of common stock (net), $81.8 million of distributions to non-controlling interests, and $33.0 million of Affiliate equity purchases, net of issuances.  These items were partially offset by the issuance of $450.0 million of junior subordinated notes.
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
As of March 31, 2024, the current redemption value of Affiliate equity interests was $430.7 million, of which
$393.0 million was presented as Redeemable non-controlling interests (including $3.6 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $37.7 million was included in Other liabilities.  Although the timing and amounts of these purchases are difficult to predict, we paid $39.3 million for Affiliate equity purchases and received $6.3 million for Affiliate equity issuances in the three months ended March 31, 2024, and we expect net purchases of approximately $70 million of Affiliate equity during the remainder of 2024.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 13 and 14 of our Consolidated
Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2022 and October 2023 to repurchase up to
3.0 million and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  During the three months ended March 31, 2024, we repurchased
1.0 million shares of our common stock at an average price per share of $155.60.  As of March 31, 2024, we had repurchased all of the shares in the repurchase program authorized in October 2022, and there were a total of 3.2 million shares available for repurchase under our October 2023 share repurchase program.
Debt
The following table presents the carrying value of our outstanding indebtedness.  See Note 7 of our Consolidated Financial
Statements:

(in millions)	December 31, 2023	March 31, 2024
Senior bank debt	$350.0	$300.0
Senior notes	1,099.4	699.5
Junior subordinated notes	765.9	1,216.0
Junior convertible securities	341.7	341.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
In the first quarter of 2024, we repaid $50.0 million of our senior unsecured term loan facility (the “term loan”).
As of March 31, 2024, we had a $1.25 billion revolver and a $300.0 million term loan (together, the “credit facilities”).
The revolver matures on October 25, 2027 and the term loan matures on October 23, 2026.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million and may borrow up to an additional
$75.0 million under the term loan.
As of March 31, 2024, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with our credit facilities.
Senior Notes
In the first quarter of 2024, our $400.0 million 4.25% senior notes matured and were fully repaid.
As of March 31, 2024, we had senior notes outstanding, the respective principal terms of which are presented and described below:

	2025 Senior Notes	2030 Senior Notes
Issue date	February 2015	June 2020
Maturity date	August 2025	June 2030
Par value (in millions)	$350.0	$350.0
Stated coupon	3.50%	3.30%
Coupon frequency	Semi-annually	Semi-annually
The senior notes may be redeemed, in whole or in part, at any time, in the case of the 2025 senior notes, and at any time prior to March 15, 2030, in the case of the 2030 senior notes.
Junior Subordinated Notes
As of March 31, 2024, we had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes	2064 Junior Subordinated Notes
Issue date	March 2019	September 2020	July 2021	March 2024
Maturity date	March 2059	September 2060	September 2061	March 2064
Par value (in millions)	$300.0	$275.0	$200.0	$450.0
Stated coupon	5.875%	4.75%	4.20%	6.75%
Coupon frequency	Quarterly	Quarterly	Quarterly	Quarterly
NYSE Symbol	MGR	MGRB	MGRD	MGRE
On March 20, 2024, we issued $450.0 million of junior subordinated notes with a maturity date of March 30, 2064 (the
“2064 junior subordinated notes”).  Interest is payable commencing on June 30, 2024, and we have the right to defer interest payments in accordance with the terms of the notes.  The 2064 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of our current and future senior indebtedness.  As of March 31, 2024, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.
The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the 2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.
Prior to the applicable redemption date, at our option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
We have used, and in the future intend to use, the net proceeds from the 2064 junior subordinated notes for general corporate purposes, which may include the repayment or refinancing of indebtedness, share repurchases, and investments in new and existing Affiliates.
Junior Convertible Securities
As of March 31, 2024, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities were issued by AMG Capital
Trust II, a Delaware statutory trust, in October 2007.  Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust.  The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities.  We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities.  We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
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
We did not repurchase any of our junior convertible securities during the three months ended March 31, 2023 and 2024.
Equity Distribution Program
In the second quarter of 2022, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced our prior equity distribution program.  As of March 31, 2024, no sales had occurred under the equity distribution program.
Commitments
See Note 8 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 5 and 8 of our Consolidated Financial Statements.
Leases

As of March 31, 2024, our lease obligations were $29.6 million for the remainder of 2024, $60.9 million from 2025 through 2026, $43.8 million from 2027 through 2028, and $68.2 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $8.6 million for the remainder of 2024, $13.8 million from 2025 through 2026, $4.2 million from 2027 through 2028, and $8.6 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2023 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and
Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2024, except as noted below.  Please refer to Item 7A of our 2023 Annual Report on Form 10-K.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes, and junior convertible securities.  While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities.  We estimate that a 1% change in interest rates would have resulted in a $168.6 million net change in the fair value of our fixed rate securities as of March 31, 2024.  This represents an increase of $22.9 million as compared to the estimated impact of a 1% change in interest rates as of December 31, 2023.  This increase is primarily due to the issuance of $450.0 million of junior subordinated notes in March 2024.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1-31, 2024	344,530	$149.39	344,530	$149.39	3,850,827
February 1-29, 2024	249,955	154.78	249,955	154.78	3,600,827
March 1-31, 2024	369,517	161.95	369,517	161.95	3,231,355
Total	964,002	155.60	964,002	155.60
__________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in October 2022 and October 2023 to repurchase up to
3.0 million and 3.3 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of March 31, 2024, we had repurchased all of the shares in the repurchase program authorized in October 2022, and there were a total of 3.2 million shares available for repurchase under our October 2023 share repurchase program.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Fourth Supplemental Indenture, dated as of March 20, 2024, between the Registrant, as issuer, and U.S. Bank
Trust Company, National Association, as trustee, including the form of Global Note attached as Annex A thereto
(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (No. 001-13459), filed
March 20, 2024)

10.1†	Offer Letter Agreement, dated as of March 22, 2024, by and between the Registrant and Dava E. Ritchea*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2024 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the
Consolidated Statements of Income for the three-month periods ended March 31, 2024 and 2023, (ii) the
Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2024 and 2023,
(iii) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iv) the Consolidated
Statements of Changes in Equity for the three-month periods ended March 31, 2024 and 2023, (v) the
Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2024 and 2023, and (vi) the
Notes to the Consolidated Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101
__________________________
†            Indicates a management contract or compensatory plan
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 7, 2024	/s/ DAVA E. RITCHEA
Dava E. Ritchea on behalf of the Registrant as Chief Financial Officer (and also as Principal Financial and Principal Accounting Officer)

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