Form 10-Q
period 2024-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2024-11-07
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
There were 30,225,132 shares of the registrant’s common stock outstanding on November 5, 2024.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Consolidated revenue	$525.2	$516.4	$1,555.2	$1,516.6

Consolidated expenses:
Compensation and related expenses	211.8	220.8	663.0	676.5
Selling, general and administrative	91.1	97.0	273.4	278.1
Intangible amortization and impairments	12.5	7.3	37.5	21.8
Interest expense	31.1	34.7	92.4	98.1
Depreciation and other amortization	3.0	3.3	10.0	9.4
Other expenses (net)	7.9	11.6	36.2	31.5
Total consolidated expenses	357.4	374.7	1,112.5	1,115.4

Equity method income (net)	39.8	52.6	154.3	188.3
Affiliate Transaction gain (Note 9)	133.1	—	133.1	—
Investment and other income	23.0	22.8	87.2	60.0
Income before income taxes	363.7	217.1	817.3	649.5

Income tax expense	77.7	31.3	155.4	130.0
Net income	286.0	185.8	661.9	519.5

Net income (non-controlling interests)	(69.0)	(62.2)	(185.1)	(170.0)
Net income (controlling interest)	$217.0	$123.6	$476.8	$349.5

Average shares outstanding (basic)	34.9	30.1	35.6	31.4
Average shares outstanding (diluted)	43.4	35.0	42.9	35.2

Earnings per share (basic)	$6.22	$4.11	$13.41	$11.11
Earnings per share (diluted)	$5.48	$3.78	$12.28	$10.25
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Net income	$286.0	$185.8	$661.9	$519.5
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(30.6)	39.2	20.6	42.6
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.3)	1.0	0.5	1.4
Change in net unrealized gain (loss) on available-for-sale debt securities	0.6	0.0	0.4	0.4
Other comprehensive income (loss), net of tax	(30.3)	40.2	21.5	44.4
Comprehensive income	255.7	226.0	683.4	563.9
Comprehensive income (non-controlling interests)	(57.4)	(77.9)	(183.1)	(186.0)
Comprehensive income (controlling interest)	$198.3	$148.1	$500.3	$377.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2023	September 30, 2024
Assets
Cash and cash equivalents	$813.6	$1,010.7
Receivables	368.4	457.1
Investments in marketable securities	461.0	66.1
Goodwill	2,523.6	2,532.0
Acquired client relationships (net)	1,812.4	1,807.1
Equity method investments in Affiliates (net)	2,288.5	2,148.4
Fixed assets (net)	67.3	61.0
Other investments	480.9	532.8
Other assets	243.9	287.8
Total assets	$9,059.6	$8,903.0
Liabilities and Equity
Payables and accrued liabilities	$628.5	$625.7
Debt	2,537.5	2,619.7
Deferred income tax liability (net)	463.8	522.0
Other liabilities	466.3	464.5
Total liabilities	4,096.1	4,231.9
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	393.4	397.1
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2023 and September 30, 2024)	0.6	0.6
Additional paid-in capital	741.4	711.3
Accumulated other comprehensive loss	(167.6)	(139.2)
Retained earnings	6,389.6	6,738.1
	6,964.0	7,310.8
Less: Treasury stock, at cost (25.3 shares and 28.4 shares as of December 31, 2023 and September 30, 2024, respectively)	(3,376.1)	(3,994.5)
Total stockholders' equity	3,587.9	3,316.3
Non-controlling interests	982.2	957.7
Total equity	4,570.1	4,274.0
Total liabilities and equity	$9,059.6	$8,903.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Three Months Ended September 30, 2023	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2023	$0.6	$651.9	$(161.2)	$5,977.2	$(3,070.5)	$970.4	$4,368.4
Net income	—	—	—	217.0	—	69.0	286.0
Other comprehensive loss, net of tax	—	—	(18.7)	—	—	(11.6)	(30.3)
Share-based compensation	—	14.5	—	—	—	—	14.5
Common stock issued under share-based incentive plans	—	(7.9)	—	—	1.8	—	(6.1)
Share repurchases	—	—	—	—	(173.1)	—	(173.1)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	—	(0.4)
Affiliate equity activity:
Affiliate equity compensation	—	1.0	—	—	—	11.5	12.5
Issuances	—	(5.0)	—	—	—	6.6	1.6
Purchases	—	0.7	—	—	—	(1.3)	(0.6)
Changes in redemption value of Redeemable non- controlling interests	—	50.3	—	—	—	—	50.3
Capital contributions and other	—	—	—	—	—	1.8	1.8
Distributions to non-controlling interests	—	—	—	—	—	(60.0)	(60.0)
Effect of deconsolidation of Affiliates	—	16.8	—	—	—	(17.2)	(0.4)
September 30, 2023	$0.6	$722.3	$(179.9)	$6,193.8	$(3,241.8)	$969.2	$4,464.2

Three Months Ended September 30, 2024	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2024	$0.6	$712.8	$(163.7)	$6,614.7	$(3,833.5)	$931.8	$4,262.7
Net income	—	—	—	123.6	—	62.2	185.8
Other comprehensive income, net of tax	—	—	24.5	—	—	15.7	40.2
Share-based compensation	—	10.2	—	—	—	—	10.2
Common stock issued under share-based incentive plans	—	(0.8)	—	—	(57.4)	—	(58.2)
Share repurchases	—	—	—	—	(103.6)	—	(103.6)
Dividends ($0.01 per share)	—	—	—	(0.2)	—	—	(0.2)
Affiliate equity activity:
Affiliate equity compensation	—	1.6	—	—	—	9.7	11.3
Issuances	—	—	—	—	—	—	—
Purchases	—	(0.5)	—	—	—	(0.7)	(1.2)
Changes in redemption value of Redeemable non- controlling interests	—	(12.0)	—	—	—	—	(12.0)
Capital contributions and other	—	—	—	—	—	(2.1)	(2.1)
Distributions to non-controlling interests	—	—	—	—	—	(58.9)	(58.9)
September 30, 2024	$0.6	$711.3	$(139.2)	$6,738.1	$(3,994.5)	$957.7	$4,274.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions)
(unaudited)

Nine Months Ended September 30, 2023	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2022	$0.6	$695.5	$(203.4)	$5,718.2	$(2,980.6)	$945.3	$4,175.6
Net income	—	—	—	476.8	—	185.1	661.9
Other comprehensive income (loss), net of tax	—	—	23.5	—	—	(2.0)	21.5
Share-based compensation	—	43.9	—	—	—	—	43.9
Common stock issued under share-based incentive plans	—	(47.2)	—	—	15.9	—	(31.3)
Share repurchases	—	59.1	—	—	(277.1)	—	(218.0)
Dividends ($0.03 per share)	—	—	—	(1.2)	—	—	(1.2)
Affiliate equity activity:
Affiliate equity compensation	—	7.7	—	—	—	33.4	41.1
Issuances	—	(13.3)	—	—	—	29.6	16.3
Purchases	—	6.7	—	—	—	(2.9)	3.8
Changes in redemption value of Redeemable non- controlling interests	—	(46.9)	—	—	—	—	(46.9)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(0.1)	(0.1)
Capital contributions and other	—	—	—	—	—	14.4	14.4
Distributions to non-controlling interests	—	—	—	—	—	(216.4)	(216.4)
Effect of deconsolidation of Affiliates	—	16.8	—	—	—	(17.2)	(0.4)
September 30, 2023	$0.6	$722.3	$(179.9)	$6,193.8	$(3,241.8)	$969.2	$4,464.2

Nine Months Ended September 30, 2024	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2023	$0.6	$741.4	$(167.6)	$6,389.6	$(3,376.1)	$982.2	$4,570.1
Net income	—	—	—	349.5	—	170.0	519.5
Other comprehensive income, net of tax	—	—	28.4	—	—	16.0	44.4
Share-based compensation	—	42.1	—	—	—	—	42.1
Common stock issued under share-based incentive plans	—	(43.5)	—	—	(33.5)	—	(77.0)
Share repurchases	—	—	—	—	(584.9)	—	(584.9)
Dividends ($0.03 per share)	—	—	—	(1.0)	—	—	(1.0)
Affiliate equity activity:
Affiliate equity compensation	—	11.7	—	—	—	30.9	42.6
Issuances	—	(3.8)	—	—	—	11.3	7.5
Purchases	—	6.1	—	—	—	(20.9)	(14.8)
Changes in redemption value of Redeemable non- controlling interests	—	(42.7)	—	—	—	—	(42.7)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.7)	(1.7)
Capital contributions and other	—	—	—	—	—	(23.6)	(23.6)
Distributions to non-controlling interests	—	—	—	—	—	(206.5)	(206.5)
September 30, 2024	$0.6	$711.3	$(139.2)	$6,738.1	$(3,994.5)	$957.7	$4,274.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2024
Cash flow from (used in) operating activities:
Net income	$661.9	$519.5
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	37.5	21.8
Depreciation and other amortization	10.0	9.4
Deferred income tax expense	13.0	59.5
Equity method income (net)	(154.3)	(188.3)
Affiliate Transaction gain	(133.1)	—
Distributions received from equity method investments	421.7	357.3
Share-based compensation and Affiliate equity compensation expense	83.4	88.6
Net realized and unrealized gains on investment securities	(68.7)	(30.7)
Other non-cash items	(3.7)	(3.8)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(32.6)	(61.8)
Sales of securities by consolidated Affiliate sponsored investment products	38.9	48.1
Increase in receivables	(116.4)	(76.5)
Decrease in other assets	23.3	13.8
Decrease in payables, accrued liabilities, and other liabilities	(161.5)	(37.3)
Cash flow from operating activities	619.4	719.6
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(93.8)	(5.9)
Proceeds from Affiliate Transaction	294.0	—
Purchase of fixed assets	(6.6)	(2.3)
Purchase of investment securities	(477.6)	(496.4)
Maturities and sales of investment securities	761.9	875.2
Cash flow from investing activities	477.9	370.6
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes, and junior subordinated notes	25.0	847.6
Repayments of senior bank debt and senior notes	(25.0)	(750.0)
Repurchases of common stock (net)	(213.6)	(589.5)
Dividends paid on common stock	(1.2)	(1.0)
Distributions to non-controlling interests	(216.4)	(206.5)
Affiliate equity purchases (net)	(28.3)	(54.1)
Redemptions of consolidated Affiliate sponsored investment products (net)	(9.7)	(6.3)
Other financing items	(54.8)	(144.3)
Cash flow used in financing activities	(524.0)	(904.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(0.2)	5.7
Net increase in cash and cash equivalents	573.1	191.8
Cash and cash equivalents at beginning of period	429.2	813.6
Effect of (deconsolidation) consolidation of Affiliates and Affiliate sponsored investment products	(3.1)	5.3
Cash and cash equivalents at end of period	$999.2	$1,010.7
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2023	September 30, 2024
Cost	$35.3	$37.6
Unrealized gains	2.6	4.7
Unrealized losses	(0.0)	(0.3)
Fair value	$37.9	$42.0
As of December 31, 2023 and September 30, 2024, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $15.8 million and $11.9 million, respectively.
For the three months ended September 30, 2023, the Company recognized net unrealized losses on equity securities still held as of September 30, 2023 of $2.1 million.  For the nine months ended September 30, 2023, the Company recognized net unrealized gains on equity securities still held as of September 30, 2023 of $1.3 million. For the three and nine months ended
September 30, 2024, the Company recognized net unrealized gains on equity securities still held as of September 30, 2024 of
$2.0 million and $3.5 million, respectively.
Debt Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in
U.S. Treasury securities classified as available-for-sale, all of which matured during the nine months ended September 30,
2024, and consolidated Affiliate sponsored investment products classified as trading:

	Available-for-Sale		Trading
	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024
Cost	$405.4	$—	$17.9	$23.3
Unrealized gains	0.0	—	—	0.8
Unrealized losses	(0.1)	—	(0.1)	—
Fair value	$405.3	$—	$17.8	$24.1
For the three and nine months ended September 30, 2023, the Company received $178.4 million and $280.1 million of proceeds from the maturity of available-for sale securities, respectively, and purchased $245.3 million and $420.3 million of available-for-sale securities, respectively.  For the three months ended September 30, 2024, the Company received $100.0 million of proceeds from the maturity of available-for-sale securities and purchased no available-for-sale securities.  For the nine months ended September 30, 2024, the Company received $825.2 million of proceeds from the maturity of available-for-
sale securities and purchased $413.9 million of available-for-sale securities.
For the three and nine months ended September 30, 2023, the Company recognized net unrealized gains on debt securities classified as trading still held as of September 30, 2023 of $0.0 million and $0.0 million, respectively.  For the three and nine months ended September 30, 2024, the Company recognized net unrealized gains on debt securities classified as trading still held as of September 30, 2024 of $0.8 million and $1.4 million, respectively.
4.Other Investments
Other investments consists primarily of investments in funds advised by the Company’s Affiliates that are carried at net asset value (“NAV”) as a practical expedient and other investments without readily determinable fair values.  Any gain or loss related to these investments is recorded in Investment and other income in the Consolidated Statements of Income.
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor funds in which the Company and its Affiliates may make general partner and seed capital investments.  These funds generally operate in partnership form and apply the specialized fair value accounting for investment companies.  The Company accounts for its interests in these funds using the equity method of accounting and is required to retain the specialized fair value accounting of the investment companies.  Because the funds’ investments do not have readily determinable fair values, the Company uses the NAV of these investments as a practical expedient for their fair values.  The following table summarizes the fair values of these investments and any related unfunded commitments:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	December 31, 2023		September 30, 2024
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private equity funds(1)	$424.4	$187.2	$477.5	$215.7
Investments in other strategies(2)	6.1	—	4.9	—
Total(3)	$430.5	$187.2	$482.4	$215.7
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
(3)Fair value attributable to the controlling interest was $324.9 million and $363.4 million as of December 31, 2023 and
September 30, 2024, respectively.
Investments Without Readily Determinable Fair Values
The Company made an investment in a private corporation where it does not exercise significant influence.  Because this investment does not have a readily determinable fair value, the Company has elected to measure this investment at its cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments in the private corporation.  The following table summarizes the cost, cumulative unrealized gains, and carrying amount of investments without readily determinable fair values:

	December 31, 2023	September 30, 2024
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the three and nine months ended September 30, 2024, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in Other investments:

	For the Three Months Ended September 30,
	2023			2024
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$406.6	$50.4	$457.0	$479.9	$50.4	$530.3
Purchases and commitments	16.0	—	16.0	13.6	—	13.6
Sales and distributions	(20.5)	—	(20.5)	(20.4)	—	(20.4)
Net realized and unrealized gains	5.4	—	5.4	9.3	—	9.3
Balance, end of period	$407.5	$50.4	$457.9	$482.4	$50.4	$532.8

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Nine Months Ended September 30,
	2023			2024
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$371.2	$50.4	$421.6	$430.5	$50.4	$480.9
Purchases and commitments	62.0	—	62.0	78.1	—	78.1
Sales and distributions	(49.4)	—	(49.4)	(47.1)	—	(47.1)
Net realized and unrealized gains	23.7	—	23.7	20.9	—	20.9
Balance, end of period	$407.5	$50.4	$457.9	$482.4	$50.4	$532.8
5.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2023
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$37.9	$37.9	$—	$—
Investments in debt securities(1)	423.1	—	423.1	—
Financial Liabilities(2)
Contingent payment obligations	$14.7	$—	$—	$14.7
Affiliate equity purchase obligations	53.9	—	—	53.9

		Fair Value Measurements
	September 30, 2024
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$42.0	$42.0	$—	$—
Investments in debt securities(1)	24.1	—	24.1	—
Financial Liabilities(2)
Contingent payment obligations	$6.5	$—	$—	$6.5
Affiliate equity purchase obligations	58.9	—	—	58.9
___________________________
(1)Amounts are recorded in Investments in marketable securities on the Consolidated Balance Sheets.
(2)Amounts are recorded in Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in Level 3 liabilities:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended September 30,
	2023		2024
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$23.4	$68.4	$7.9	$53.9
Purchases and issuances(1)	—	4.7	—	10.1
Settlements and reductions	—	(25.4)	—	(5.0)
Net realized and unrealized gains(2)	(5.2)	(2.5)	(1.4)	(0.1)
Balance, end of period	$18.2	$45.2	$6.5	$58.9

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(5.2)	$(2.4)	$(1.4)	$(0.5)

	For the Nine Months Ended September 30,
	2023		2024
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$21.0	$24.5	$14.7	$53.9
Purchases and issuances(1)	—	75.7	—	66.3
Settlements and reductions	—	(49.7)	—	(62.1)
Net realized and unrealized (gains) losses(2)	(2.8)	(5.3)	(8.2)	0.8
Balance, end of period	$18.2	$45.2	$6.5	$58.9

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(2.8)	$(4.5)	$(8.2)	$0.4
___________________________
(1)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
(2)Gains and losses resulting from changes to expected payments are included in Other expenses (net) in the Consolidated
Statements of Income and the accretion of these obligations is included in Interest expense in the Consolidated Statements of Income.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the
Company’s Level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2023			September 30, 2024
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo Simulation	Volatility	$14.7	19% - 25%	21%	$6.5	10% - 18%	11%
		Discount rates		6%	6%		5%	5%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$53.9	(6)% - 7%	1%	$58.9	(5)% - 8%	0%
		Discount rates		14% - 17%	14%		14% - 18%	15%
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

	December 31, 2023		September 30, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,099.4	$1,049.8	$1,097.3	$1,075.8	Level 2
Junior subordinated notes	765.9	612.0	1,216.0	1,129.6	Level 2
Junior convertible securities	341.7	340.9	341.7	375.9	Level 2
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

	December 31, 2023		September 30, 2024
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,492.4	$2,198.2	$1,173.6	$2,042.7
As of December 31, 2023 and September 30, 2024, the carrying value and maximum exposure to loss for all of the
Company’s Affiliates accounted for under the equity method was $2,288.5 million and $2,148.4 million, respectively, including
Affiliates accounted for under the equity method considered VREs of $90.3 million and $105.7 million, respectively.
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

	December 31, 2023		September 30, 2024
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$5,788.3	$29.8	$5,332.2	$24.4
7.Debt
The following table summarizes the Company’s Debt:

	December 31, 2023	September 30, 2024
Senior bank debt	$349.9	$—
Senior notes	1,096.9	1,091.7
Junior subordinated notes	751.8	1,189.0
Junior convertible securities	338.9	339.0
Debt	$2,537.5	$2,619.7
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
Senior Bank Debt
During the nine months ended September 30, 2024, the Company repaid the $350.0 million outstanding under its senior unsecured term loan facility (the “term loan”).
As of September 30, 2024, the Company had a $1.25 billion revolver (together with the term loan, the “credit facilities”).
The revolver matures on October 25, 2027 and the term loan terminated upon payment in full.  Subject to certain conditions, the
Company may increase the commitments under the revolver by up to an additional $500.0 million.  The Company pays interest on any outstanding obligations under the revolver at a specified rate, currently based either on an applicable term-SOFR plus a
SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating.  Through the repayment dates, the interest rate for the Company’s outstanding borrowings under the term loan was term-SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of 0.85%.  As of December 31, 2023 and September 30, 2024, the Company had no
outstanding borrowings under the revolver.
Senior Notes
In the first quarter of 2024, the Company’s $400.0 million 4.25% senior notes matured and were fully repaid.
As of September 30, 2024, the Company had senior notes outstanding.  The carrying values of the senior notes are accreted to their principal amount at maturity over the remaining life of the underlying instrument.  The principal terms of the senior notes outstanding as of September 30, 2024 are presented and described below:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	2025 Senior Notes	2030 Senior Notes	2034 Senior Notes
Issue date	February 2015	June 2020	August 2024
Maturity date	August 2025	June 2030	August 2034
Par value (in millions)	$350.0	$350.0	$400.0
Stated coupon	3.50%	3.30%	5.50%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Call price	As defined	As defined	As defined
On August 20, 2024, the Company issued $400.0 million aggregate principal amount of senior unsecured notes with a maturity date of August 20, 2034 (the “2034 senior notes”).  Interest is payable beginning February 20, 2025.  In addition to customary event of default provisions, the indenture governing the 2034 senior notes limits the Company's ability to consolidate, merge, or sell all or substantially all of its assets and requires the Company to make an offer to repurchase the 2034 senior notes upon certain change of control triggering events.
The senior notes may be redeemed, in whole or in part, at a make-whole redemption price (plus accrued and unpaid interest), at any time, in the case of the 2025 senior notes, at any time prior to March 15, 2030, in the case of the 2030 senior notes, and at any time prior to May 20, 2034, in the case of the 2034 senior notes.  The make-whole redemption price, in each case, is equal to the greater of 100% of the principal amount of the notes to be redeemed and the remaining principal and interest payments on the notes being redeemed (excluding accrued but unpaid interest to, but not including, the redemption date) discounted to their present value as of the redemption date at the applicable treasury rate plus 0.25%, in the case of the
2025 and 2034 senior notes, and to their present value as of the redemption date on a semi-annual basis at the applicable treasury rate plus 0.40%, in the case of the 2030 senior notes.  In addition, the 2030 and 2034 senior notes may be redeemed, in whole or in part, at any time, on or after March 15, 2030 and May 20, 2034, respectively, at a redemption price equal to 100%
of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.
Junior Subordinated Notes
As of September 30, 2024, the Company had junior subordinated notes outstanding, the respective principal terms of which
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
On March 20, 2024, the Company issued $450.0 million of junior subordinated notes with a maturity date of March 30,
2064 (the “2064 junior subordinated notes”).  Interest was payable beginning June 30, 2024.  The 2064 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of the Company’s current and future senior indebtedness.  As of September 30, 2024, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the 2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
Junior Convertible Securities
As of September 30, 2024, the Company had $341.7 million of principal outstanding in its 5.15%  junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2023 and September 30, 2024, the unamortized issuance costs related to the junior convertible securities were $2.9 million and $2.7 million, respectively.
The following table presents interest expense recorded in connection with the junior convertible securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Contractual interest expense	$4.4	$4.4	$13.2	$13.2
Amortization of debt issuance costs	0.1	0.1	0.2	0.2
Total	$4.5	$4.5	$13.4	$13.4

Effective interest rate	5.21%	5.21%	5.21%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company.  The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share.  The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to the Company’s most recent Annual Report on Form 10-K.  Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.  The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion.  The Company did not repurchase any of its junior convertible securities during the nine months ended September 30, 2023 and 2024.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products.  As of September 30, 2024, these unfunded commitments were $215.7 million and may be called in future periods.
As of September 30, 2024, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates, which are included in Other liabilities, as follows:

				Earliest Payable
	Controlling Interest	Co-Investor	Total	2024	2025
Deferred payment obligations	$43.3	$—	$43.3	$21.7	$21.6
Contingent payment obligations(1)	6.4	0.1	6.5	—	6.5
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(1)Fair value as of September 30, 2024.  The Company is contingently liable to make maximum contingent payments of up to
$110.0 million ($24.9 million attributable to the co-investor), all of which may become payable in 2025.
As of September 30, 2024, the Company was obligated to make deferred payments of $5.1 million related to certain of its investments in Affiliates accounted for under the equity method, all of which is payable during the remainder of 2024.
Deferred payment obligations are included in Other liabilities.
As of September 30, 2024, the Company was contingently liable to make payments of $243.1 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which
$4.0 million may become payable during the remainder of 2024 and $239.1 million may become payable from 2025 through
2028.
As of September 30, 2024, the Company has agreed to provide one of its Affiliates accounted for under the equity method up to $50.0 million of contingent financing.
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
9.Goodwill and Acquired Client Relationships
The following table presents the changes in the Company’s consolidated Goodwill:

Goodwill
Balance, as of December 31, 2023	$2,523.6
Foreign currency translation	8.4
Balance, as of September 30, 2024	$2,532.0
As of September 30, 2024 the Company completed its annual impairment assessment on goodwill and no impairment was indicated.
The following table presents the changes in the Company’s components of Acquired client relationships (net):

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2023	$1,260.5	$(1,051.2)	$209.3	$1,603.1	$1,812.4
Intangible amortization and impairments	—	(21.8)	(21.8)	—	(21.8)
Foreign currency translation	4.0	(4.0)	—	16.5	16.5
Balance, as of September 30, 2024	$1,264.5	$(1,077.0)	$187.5	$1,619.6	$1,807.1
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments in the
Consolidated Statements of Income for these relationships of $12.5 million and $37.5 million for the three and nine months ended September 30, 2023, respectively, and $7.3 million and $21.8 million for the three and nine months ended September 30,
2024, respectively.  Based on relationships existing as of September 30, 2024, the Company estimates that its consolidated amortization expense will be approximately $7 million for the remainder of 2024, approximately $25 million in each of 2025,
2026, 2027, and 2028, and approximately $15 million in 2029.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Veritable Transaction
In the third quarter of 2023, the Company completed the sale of its equity interest in Veritable, LP (“Veritable”), one of the
Company’s consolidated Affiliates.  Pursuant to the terms of the agreement, under which a third party acquired 100% of the outstanding equity interests in Veritable, the Company received $287.4 million in cash, net of transaction costs.  Veritable was included in the Company’s results through the closing date, and the Company’s gain on the transaction was $133.1 million, which was recorded in Affiliate Transaction gain in the Consolidated Statements of Income.
10.Equity Method Investments in Affiliates
In the second quarter of 2024, the Company completed its minority investment in Suma Capital (“Suma”), a pan-
European private markets firm that invests in the transition to a lower carbon economy.  Following the close of the transaction, Suma partners continue to hold a significant majority of the equity of the firm and direct its day-to-day operations.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated
Financial Statements one quarter in arrears.
Equity method investments in Affiliates (net) consisted of the following:

	December 31, 2023	September 30, 2024
Goodwill	$1,323.3	$1,348.1
Definite-lived acquired client relationships (net)	652.5	568.1
Indefinite-lived acquired client relationships (net)	122.6	122.4
Undistributed earnings and tangible capital	190.1	109.8
Equity method investments in Affiliates (net)	$2,288.5	$2,148.4
The following table presents the changes in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2023	$2,288.5
Investments in Affiliates	12.3
Earnings	292.6
Intangible amortization and impairments	(104.3)
Distributions of earnings	(357.3)
Foreign currency translation	16.6
Balance, as of September 30, 2024	$2,148.4
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $21.2 million and $63.0 million for the three and nine months ended September 30, 2023, respectively, and $22.7 million and
$64.4 million for the three and nine months ended September 30, 2024, respectively.  Based on relationships existing as of
September 30, 2024, the Company estimates the amortization expense attributable to its Affiliates will be approximately $23 million for the remainder of 2024, approximately $75 million in 2025, approximately $70 million in each of 2026 and 2027, approximately $60 million in 2028, and approximately $45 million in 2029.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-
temporary.
The Company had 22 Affiliates accounted for under the equity method as of December 31, 2023 and September 30,
2024.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses.  The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
11.Related Party Transactions
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $18.5 million and $15.0 million as of December 31, 2023 and September 30, 2024, respectively.
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
12.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Share-based compensation expense	$14.5	$10.2	$43.9	$42.1
Tax benefit	1.9	1.2	5.5	5.2
As of December 31, 2023, the Company had unrecognized share-based compensation expense of $54.4 million.  As of
September 30, 2024, the Company had unrecognized share-based compensation expense of $48.7 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value
Unvested units—December 31, 2023	0.9	$138.51
Units granted	0.2	159.32
Units vested	(0.3)	129.72
Units forfeited	(0.0)	149.00
Performance condition changes	0.0	154.72
Unvested units—September 30, 2024	0.8	147.40
For the nine months ended September 30, 2023 and 2024, the Company granted restricted stock units with fair values of
$49.2 million and $31.3 million, respectively.  These restricted stock units were valued based on the closing price of the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2023	3.2	$76.74
Options granted	—	—
Options exercised	(1.3)	74.82
Options forfeited	(0.0)	185.98
Options expired	(0.0)	152.36
Performance condition changes	0.0	129.17
Unexercised options outstanding—September 30, 2024	1.9	78.02	2.1
Exercisable at September 30, 2024	1.5	75.89	1.9
The Company did not grant any stock options during the nine months ended September 30, 2023 and 2024.  Stock options generally vest over a period of three years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level achieved.
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
current fair value.  Changes in fair value are recorded to Other expenses (net).
The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2023(1)	$393.4
Increase attributable to consolidated Affiliate sponsored investment products	1.5
Transfers to Other liabilities	(42.2)
Transfers from Non-controlling interests	1.7
Changes in redemption value	42.7
Balance, as of September 30, 2024(1)	$397.1
___________________________

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(1)As of December 31, 2023 and September 30, 2024, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $11.8 million and $13.3 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s Affiliates generally pay quarterly distributions to Affiliate equity holders.
Distributions paid to non-controlling interest Affiliate equity holders were $216.4 million and $206.5 million for the nine months ended September 30, 2023 and 2024, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals.  The Company has the right to settle a portion of these purchases in shares of its common stock.  For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements.  For the nine months ended September 30, 2023 and
2024, the amount of cash paid for purchases was $41.7 million and $60.4 million, respectively.  For the nine months ended
September 30, 2023 and 2024, the total amount of cash received for issuances was $13.4 million and $6.3 million, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Controlling interest	$0.0	$2.4	$6.1	$15.6
Non-controlling interests	11.5	9.7	33.4	30.9
Total	$11.5	$12.1	$39.5	$46.5
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2023	$30.6	5 years	$235.7	6 years
September 30, 2024	39.0	4 years	217.6	6 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $5.9 million and $4.5 million as of December 31, 2023 and September 30, 2024, respectively, and was included in Other assets on the Consolidated Balance
Sheets.  The total payable was $53.9 million and $58.9 million as of December 31, 2023 and September 30, 2024, respectively, and was included in Other liabilities.
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
equity transactions that occurred during the applicable periods:

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Net income (controlling interest)	$217.0	$123.6	$476.8	$349.5
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(4.5)	—	(13.1)	(2.6)
Increase (decrease) in controlling interest paid-in capital from Affiliate equity purchases	1.9	(0.5)	(36.1)	(22.9)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$214.4	$123.1	$427.6	$324.0
15.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Controlling interest(1)	$75.9	$29.5	$149.9	$123.7
Non-controlling interests	1.8	1.8	5.5	6.3
Income tax expense	$77.7	$31.3	$155.4	$130.0
Income before income taxes (controlling interest)	$292.9	$153.1	$626.7	$473.2

Effective tax rate (controlling interest)(2)	25.9%	19.3%	23.9%	26.1%
___________________________
(1)For the three months ended September 30, 2023 and 2024, income tax expense (controlling interest) included intangible-
related deferred tax (benefit) expense of $(13.5) million and $16.4 million, respectively.  For the nine months ended
September 30, 2023 and 2024, income tax expense (controlling interest) included intangible-related deferred tax expense of
$16.4 million and $50.6 million, respectively.
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
The Company’s effective tax rate (controlling interest) for the three months ended September 30, 2024 was lower than the marginal tax rate of 24.5%, primarily due to tax windfalls attributable to share-based compensation.  The Company’s effective tax rate (controlling interest) for the nine months ended September 30, 2024 was higher than the marginal tax rate of 24.5%, primarily due to an expense to reduce the carrying value of an Affiliate to fair value for which no tax benefit was recorded.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Numerator
Net income (controlling interest)	$217.0	$123.6	$476.8	$349.5
Income from hypothetical settlement of Redeemable non-controlling interests, net of taxes	17.1	5.2	39.4	1.0
Interest expense on junior convertible securities, net of taxes	3.4	3.4	10.1	10.1
Net income (controlling interest), as adjusted	$237.5	$132.2	$526.3	$360.6
Denominator
Average shares outstanding (basic)	34.9	30.1	35.6	31.4
Effect of dilutive instruments:
Stock options and restricted stock units	1.7	1.7	1.7	1.9
Hypothetical issuance of shares to settle Redeemable non-controlling interests	5.1	1.5	3.9	0.2
Junior convertible securities	1.7	1.7	1.7	1.7
Average shares outstanding (diluted)	43.4	35.0	42.9	35.2
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2024	2023	2024
Stock options and restricted stock units	0.2	0.2	0.3	0.2
Shares issuable to settle Redeemable non-controlling interests	0.1	2.3	0.7	3.6
For the three and nine months ended September 30, 2024, under its authorized share repurchase programs, the Company repurchased 0.6 million and 3.6 million shares of its common stock at an average price per share of $163.23 and $158.62, respectively.
17.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended September 30,
	2023			2024
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain (loss)	$(27.6)	$(3.0)	$(30.6)	$38.6	$0.6	$39.2
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.3)	0.0	(0.3)	1.0	—	1.0
Change in net unrealized gain (loss) on available-for-sale debt securities	0.6	0.0	0.6	0.0	—	0.0
Other comprehensive income (loss)	$(27.3)	$(3.0)	$(30.3)	$39.6	$0.6	$40.2

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Nine Months Ended September 30,
	2023			2024
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain	$27.5	$(6.9)	$20.6	$44.8	$(2.2)	$42.6
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.5	0.0	0.5	1.4	—	1.4
Change in net unrealized gain (loss) on available-for-sale debt securities	0.3	0.1	0.4	0.5	(0.1)	0.4
Other comprehensive income	$28.3	$(6.8)	$21.5	$46.7	$(2.3)	$44.4
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Gains (Losses) on Investment Available-for- Sale Debt Securities	Total
Balance, as of December 31, 2023	$(255.3)	$(0.1)	$(0.5)	$(255.9)
Other comprehensive income before reclassifications	42.6	0.8	0.4	43.8
Amounts reclassified	—	0.6	—	0.6
Net other comprehensive income	42.6	1.4	0.4	44.4
Balance, as of September 30, 2024	$(212.7)	$1.3	$(0.1)	$(211.5)

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
With their entrepreneurial, investment-centric cultures and alignment of interests with clients through direct equity ownership by firm principals, independent firms have fundamental competitive advantages in offering unique return streams to the marketplace.  Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our
Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including growth capital, product strategy and development, capital formation, and incentive alignment and succession planning.  As of
September 30, 2024, our aggregate assets under management were approximately $728 billion across a diverse range of private markets, liquid alternatives, and differentiated long-only investment strategies.
In the second quarter of 2024, we completed our minority investment in Suma Capital (“Suma”), a pan-European private markets firm that invests in the transition to a lower carbon economy.  Following the close of the transaction, Suma partners continue to hold a significant majority of the equity of the firm and direct its day-to-day operations.
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
marketplace factors and industry trends.  Therefore, our key aggregate operating performance measures are important in providing management with a comprehensive view of the operating performance and material trends across our entire business.

The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in billions, except as noted)	2023	2024	% Change	2023	2024	% Change
Assets under management	$635.8	$728.4	15%	$635.8	$728.4	15%
Average assets under management	663.8	711.7	7%	664.4	694.9	5%
Aggregate fees (in millions)	997.5	1,157.1	16%	3,505.7	3,726.8	6%
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
Assets Under Management
Our Affiliates provide a diverse range of differentiated return streams through their specialized investment processes.  We continue to see client demand for alternative strategies, as evidenced by our net inflows in this category for the three and nine months ended September 30, 2024.  At the same time, our equity strategies saw outflows in line with client cash flow trends across the industry.  We continue to invest our capital and resources in areas aligned with long-term client demand trends, most notably in private markets and liquid alternatives.  As we continue to invest in new and existing Affiliates, we expect to further evolve our business mix and better position AMG to benefit from industry growth trends.  We also anticipate that independent investment firms will continue to seek access to an evolving range of partnership solutions, and that we have a significant opportunity to invest in additional high-quality firms across the global investment management industry.
The following charts present information regarding the composition of our assets under management by strategy and client type as of September 30, 2024:

Assets Under Management

___________________________
(1)Alternatives include private markets strategies, which accounted for 18% of our assets under management as of
September 30, 2024.
The following tables present changes in our assets under management by strategy and client type for the three and nine months ended September 30, 2024:

By Strategy - Quarter to Date

(in billions)	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
June 30, 2024	$256.6	$186.4	$146.6	$111.4	$701.0
Client cash inflows and commitments	14.3	3.9	4.7	4.4	27.3
Client cash outflows	(6.9)	(10.2)	(8.4)	(4.6)	(30.1)
Net client cash flows	7.4	(6.3)	(3.7)	(0.2)	(2.8)
New investments(1)	—	—	—	0.7	0.7
Market changes	1.1	11.2	8.3	3.6	24.2
Foreign exchange(2)	2.8	3.0	0.4	0.5	6.7
Realizations and distributions (net)	(1.3)	(0.0)	(0.0)	(0.1)	(1.4)
Other(3)	(0.1)	0.0	0.0	0.1	—
September 30, 2024	$266.5	$194.3	$151.6	$116.0	$728.4
By Client Type - Quarter to Date

(in billions)	Institutional	Retail	High Net Worth	Total
June 30, 2024	$369.7	$201.4	$129.9	$701.0
Client cash inflows and commitments	11.7	8.5	7.1	27.3
Client cash outflows	(11.7)	(13.2)	(5.2)	(30.1)
Net client cash flows	(0.0)	(4.7)	1.9	(2.8)
New investments(1)	—	—	0.7	0.7
Market changes	9.2	9.4	5.6	24.2
Foreign exchange(2)	3.6	2.9	0.2	6.7
Realizations and distributions (net)	(1.3)	(0.1)	(0.0)	(1.4)
Other(3)	(6.1)	(0.4)	6.5	—
September 30, 2024	$375.1	$208.5	$144.8	$728.4
By Strategy - Year to Date

	Alternatives	Global Equities	U.S. Equities	Multi-Asset & Fixed Income	Total
December 31, 2023	$238.8	$186.6	$142.8	$104.5	$672.7
Client cash inflows and commitments	36.7	13.6	14.3	16.8	81.4
Client cash outflows	(18.4)	(28.4)	(25.9)	(14.3)	(87.0)
Net client cash flows	18.3	(14.8)	(11.6)	2.5	(5.6)
New investments	0.7	—	—	0.7	1.4
Market changes	7.7	23.8	20.1	8.3	59.9
Foreign exchange(2)	2.4	1.8	(0.1)	0.2	4.3
Realizations and distributions (net)	(3.9)	(0.1)	(0.1)	(0.2)	(4.3)
Other(3)	2.5	(3.0)	0.5	0.0	0.0
September 30, 2024	$266.5	$194.3	$151.6	$116.0	$728.4

By Client Type - Year to Date

	Institutional	Retail	High Net Worth	Total
December 31, 2023	$354.9	$196.0	$121.8	$672.7
Client cash inflows and commitments	36.8	26.3	18.3	81.4
Client cash outflows	(31.7)	(39.1)	(16.2)	(87.0)
Net client cash flows	5.1	(12.8)	2.1	(5.6)
New investments	0.5	—	0.9	1.4
Market changes	26.0	23.1	10.8	59.9
Foreign exchange(2)	2.0	2.4	(0.1)	4.3
Realizations and distributions (net)	(3.9)	(0.3)	(0.1)	(4.3)
Other(3)	(9.5)	0.1	9.4	0.0
September 30, 2024	$375.1	$208.5	$144.8	$728.4
___________________________
(1)Includes assets under management related to a new investment made by an existing Affiliate.
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(2)	18%	72%	96%	85%
Global equity(2)	27%	36%	54%	65%
U.S. equity(2)	21%	40%	51%	79%
Multi-asset and fixed income(3)	16%	N/A	N/A	N/A

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(4)	18%	82%	80%
___________________________
(1)Past performance is not indicative of future results.  Performance and AUM information is as of September 30, 2024 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally billed less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of September 30, 2024, approximately 27% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 12% and 46%
of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.  We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominately earned by our
Affiliates accounted for under the equity method.
Aggregate fees were $1,157.1 million for the three months ended September 30, 2024, an increase of $159.6 million or
16% as compared to the three months ended September 30, 2023.  The increase in our aggregate fees was due to a $97.2 million or 10% increase from asset-based fees and a $62.4 million or 6% increase from performance-based fees, primarily in our liquid alternatives strategies.  The increase in asset-based fees was principally due to an increase in our average assets under management, primarily in our alternatives strategies, and changes in the composition of our assets under management primarily driven by investments in new Affiliates.
Aggregate fees were $3,726.8 million for the nine months ended September 30, 2024, an increase of $221.1 million or 6%
as compared to the nine months ended September 30, 2023.  The increase in our aggregate fees was due to a $245.7 million or
7% increase from asset-based fees, offset by a $24.6 million or 1% decrease from performance-based fees, primarily in our liquid alternatives strategies.  The increase in asset-based fees was principally due to an increase in our average assets under management, primarily in our alternatives strategies, and changes in the composition of our assets under management primarily driven by investments in new Affiliates.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Net income (controlling interest)	$217.0	$123.6	(43)%	$476.8	$349.5	(27)%
Adjusted EBITDA (controlling interest)(1)	208.4	214.1	3%	639.6	691.4	8%
Economic net income (controlling interest)(1)	149.5	153.2	2%	474.9	495.8	4%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”

Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management.
Our Adjusted EBITDA (controlling interest) increased $5.7 million or 3% in the three months ended September 30, 2024 primarily due to a $159.6 million or 16% increase in aggregate fees.  Adjusted EBITDA increased less than aggregate fees on a percentage basis primarily due to the recognition of performance-based fees earned by Affiliates in which we hold a lesser economic interest.
For the nine months ended September 30, 2024, our Adjusted EBITDA (controlling interest) increased $51.8 million or
8%, primarily from investments in new Affiliates and the recognition of performance-based fees earned by Affiliates in which we hold a greater economic interest.
For the three months ended September 30, 2024, our Net income (controlling interest) decreased $93.4 million or 43%.
This decrease was primarily due to the recognition of a $133.1 million pre-tax gain associated with the sale of our equity interest in Veritable, LP (“Veritable”) in the third quarter of 2023 (the “Veritable Transaction”), partially offset by a $46.4 million decrease in Income tax expense attributable to the controlling interest.
For the nine months ended September 30, 2024, our Net income (controlling interest) decreased $127.3 million or 27%.
This decrease was primarily due to the recognition of a $133.1 million pre-tax gain associated with the Veritable Transaction in the third quarter of 2023 and a $30.4 million decrease in Investment and other income attributable to the controlling interest.
These decreases were partially offset by a $26.2 million decrease in Income tax expense attributable to the controlling interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods.  For the three months ended September 30, 2024, our Economic net income (controlling interest) increased $3.7 million or 2%, primarily due to a $5.7 million increase in Adjusted EBITDA
(controlling interest), partially offset by a $3.6 million increase in Interest expense attributable to the controlling interest.
For the nine months ended September 30, 2024, our Economic net income (controlling interest) increased $20.9 million or
4%, primarily due to a $51.8 million increase in Adjusted EBITDA (controlling interest).  This increase was partially offset by a $26.2 million increase in current and other deferred taxes attributable to the controlling interest and a $5.7 million increase in
Interest expense attributable to the controlling interest.
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
Consolidated Revenue
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2023	2024	% Change	2023	2024	% Change
Consolidated Affiliate average assets under management (in billions)	$397.7	$404.0	2%	$399.7	$397.4	(1)%
Consolidated revenue	$525.2	$516.4	(2)%	$1,555.2	$1,516.6	(2)%
Our Consolidated revenue decreased $8.8 million or 2% for the three months ended September 30, 2024, due to an $11.9 million or 2% decrease from asset-based fees, offset by a $3.1 million increase from performance-based fees, primarily in our private markets strategies.  The decrease in asset-based fees was principally due to changes in the composition of our assets under management driven by the Veritable Transaction, offset by an increase in our consolidated Affiliate average assets under management, primarily in our alternatives strategies.
Our Consolidated revenue decreased $38.6 million or 2% for the nine months ended September 30, 2024, primarily due to a $39.2 million or 2% decrease from asset-based fees.  The decrease in asset-based fees was principally due to changes in the composition of our assets under management driven by the Veritable Transaction and a decrease in our consolidated Affiliate average assets under management, primarily in our global equity strategies.

Consolidated Expenses
Our Consolidated expenses are primarily attributable to the non-controlling interests of our consolidated Affiliates.
The following table presents our Consolidated expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2023	2024		2023	2024
Compensation and related expenses	$211.8	$220.8	4%	$663.0	$676.5	2%
Selling, general and administrative	91.1	97.0	6%	273.4	278.1	2%
Intangible amortization and impairments	12.5	7.3	(42)%	37.5	21.8	(42)%
Interest expense	31.1	34.7	12%	92.4	98.1	6%
Depreciation and other amortization	3.0	3.3	10%	10.0	9.4	(6)%
Other expenses (net)	7.9	11.6	47%	36.2	31.5	(13)%
Total consolidated expenses	$357.4	$374.7	5%	$1,112.5	$1,115.4	0%
Compensation and related expenses increased $9.0 million or 4% for the three months ended September 30, 2024, primarily due to a $13.6 million increase in compensation accruals at Affiliates, partially offset by a decrease in compensation and related expenses due to the Veritable Transaction.
Compensation and related expenses increased $13.5 million or 2% for the nine months ended September 30, 2024, primarily due to a $21.9 million increase in compensation accruals primarily at Affiliates and a $7.0 million increase in Affiliate equity compensation expense.  These increases were partially offset by a decrease in compensation and related expenses due to the Veritable Transaction.
Selling, general and administrative expenses increased $5.9 million or 6% for the three months ended September 30, 2024, primarily due to a $3.3 million increase in professional fees and a $2.4 million increase in distribution and investment-related expenses, principally as a result of the increase in average assets under management on which these expenses are incurred.
Selling, general and administrative expenses increased $4.7 million or 2% for the nine months ended September 30, 2024, primarily due to a $7.3 million increase in distribution and investment-related expenses, principally as a result of the increase in average assets under management on which these expenses are incurred.  This increase was partially offset by a $1.3 million decrease in non-income based and other taxes.
Intangible amortization and impairments decreased $5.2 million or 42% for the three months ended September 30, 2024, primarily due to a $3.6 million decrease in amortization expense related to certain definite-lived assets being fully amortized and a $1.7 million decrease due to the Veritable Transaction.
Intangible amortization and impairments decreased $15.7 million or 42% for the nine months ended September 30, 2024, primarily due to a $10.6 million decrease in amortization expense related to certain definite-lived assets being fully amortized and a $5.0 million decrease due to the Veritable Transaction.
Interest expense increased $3.6 million or 12% for the three months ended September 30, 2024, primarily due to a $7.6 million increase from our 6.75% junior subordinated notes issued in March 2024 (the “2064 junior subordinated notes”) and a
$2.5 million increase from our 5.50% senior unsecured notes issued in August 2024 (the “2034 senior notes”).  This increase was partially offset by a $4.4 million decrease due to the maturity of our 4.25% senior notes in February 2024 (the “2024 senior notes”) and a $2.8 million decrease due to the repayment of our senior unsecured term loan facility (the “term loan”).
Interest expense increased $5.7 million or 6% for the nine months ended September 30, 2024, primarily due to a $16.1 million increase from our 2064 junior subordinated notes and a $2.5 million increase from our 2034 senior notes.  This increase was partially offset by an $11.1 million decrease due to the maturity of our 2024 senior notes in February 2024 and a $2.5 million decrease primarily due to the repayment of our term loan.
There were no significant changes to Depreciation and other amortization for the three and nine months ended
September 30, 2024.
Other expenses (net) increased $3.7 million or 47% for the three months ended September 30, 2024, primarily due to a $3.8 million increase in expenses related to changes in the values of contingent payment obligations.

Other expenses (net) decreased $4.7 million or 13% for the nine months ended September 30, 2024, primarily due to a $5.4 million decrease in expenses related to changes in the values of contingent payment obligations.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2023	2024	% Change	2023	2024	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$266.1	$307.7	16%	$264.7	$297.5	12%
Equity method revenue	$472.3	$640.7	36%	$1,950.5	$2,210.2	13%

Financial Performance Measures
Equity method earnings	$61.0	$75.3	23%	$217.3	$292.6	35%
Equity method intangible amortization	(21.2)	(22.7)	7%	(63.0)	(64.4)	2%
Equity method intangible impairments	—	—	—%	—	(39.9)	N.M.(1)
Equity method income (net)	$39.8	$52.6	32%	$154.3	$188.3	22%
___________________________
(1)Percentage change is not meaningful.
Our equity method revenue increased $168.4 million or 36% for the three months ended September 30, 2024, due to a
$109.1 million or 23% increase from asset-based fees and a $59.3 million or 13% increase from performance-based fees, primarily in our liquid alternatives strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliate average assets under management, primarily in our alternatives strategies, and changes in the composition of our assets under management primarily driven by investments in new Affiliates.
For the three months ended September 30, 2024, equity method earnings increased $14.3 million or 23%, primarily due to a $168.4 million or 36% increase in equity method revenue.  Equity method earnings increased less than equity method revenue on a percentage basis primarily due to the recognition of performance-based fees earned by Affiliates in which we hold a lesser economic interest and an increase in revenue at certain Affiliates in which we share in revenue less agreed-upon expenses.
Equity method intangible amortization increased $1.5 million or 7% for the three months ended September 30, 2024, primarily due to a $5.3 million increase in amortization expense due to investments in new Affiliates and a $4.5 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.  These increases were partially offset by an $8.3 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Our equity method revenue increased $259.7 million or 13% for the nine months ended September 30, 2024, due to a
$284.9 million or 14% increase from asset-based fees, offset by a $25.2 million or 1% decrease from performance-based fees, primarily in our liquid alternatives strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliate average assets under management, primarily in our alternatives strategies, and changes in the composition of our assets under management primarily driven by investments in new Affiliates.
For the nine months ended September 30, 2024, equity method earnings increased $75.3 million or 35%, primarily due to a
$259.7 million or 13% increase in equity method revenue.  Equity method earnings increased more than equity method revenue on a percentage basis primarily due to an increase in earnings at certain Affiliates in which we share in revenue less agreed-
upon expenses and the recognition of performance-based fees earned by Affiliates in which we hold a greater economic interest.

Equity method intangible amortization increased $1.4 million or 2% for the nine months ended September 30, 2024, primarily due to a $15.8 million increase in amortization expense due to investments in new Affiliates and a $10.5 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.  These increases were partially offset by a $24.9 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Equity method intangible impairments increased $39.9 million for the nine months ended September 30, 2024.  See Note
10 of our Consolidated Financial Statements.
Affiliate Transaction Gain
For the three and nine months ended September 30, 2023, we recorded a $133.1 million pre-tax gain on the Veritable
Transaction.  See Note 9 of our Consolidated Financial Statements.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Investment and other income	$23.0	$22.8	(1)%	$87.2	$60.0	(31)%
Investment and other income decreased $0.2 million or 1% for the three months ended September 30, 2024, primarily due to a $9.9 million decrease in realized gains on Investments in marketable securities, offset by an $8.4 million increase in unrealized gains on Other investments.
Investment and other income decreased $27.2 million or 31% for the nine months ended September 30, 2024, primarily due to a $30.6 million decrease in net realized and unrealized gains on Investments in marketable securities.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Income tax expense	$77.7	$31.3	(60)%	$155.4	$130.0	(16)%
Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
Income tax expense decreased $46.4 million or 60% for the three months ended September 30, 2024.  Our effective tax rate
(controlling interest) for the three months ended September 30, 2024 was 19.3% as compared to 25.9% for the three months ended September 30, 2023.  The decrease in the tax rate (controlling interest) was primarily due to tax windfalls attributable to share-based compensation in the three months ended September 30, 2024.
Income tax expense decreased $25.4 million or 16% for the nine months ended September 30, 2024.  Our effective rate
(controlling interest) for the nine months ended September 30, 2024 was 26.1% as compared to 23.9% for the nine months ended September 30, 2023.  The increase in the tax rate (controlling interest) was primarily due to discrete foreign tax benefits and tax windfalls attributable to share-based compensation in the nine months ended September 30, 2023, and an expense to reduce the carrying value of an Affiliate to fair value for which no tax benefit was recorded, partially offset by higher tax windfalls attributable to share-based compensation in the nine months ended September 30, 2024.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2023	2024	% Change	2023	2024	% Change
Net income	$286.0	$185.8	(35)%	$661.9	$519.5	(22)%
Net income (non-controlling interests)	69.0	62.2	(10)%	185.1	170.0	(8)%
Net income (controlling interest)	217.0	123.6	(43)%	476.8	349.5	(27)%
Net income (controlling interest) decreased $93.4 million or 43% for the three months ended September 30, 2024, primarily due to the recognition of a pre-tax gain associated with the Veritable Transaction in the third quarter of 2023, partially offset by a decrease in Income tax expense attributable to the controlling interest.
Net income (controlling interest) decreased $127.3 million or 27% for the nine months ended September 30, 2024, primarily due to the recognition of a pre-tax gain associated with the Veritable Transaction in the third quarter of 2023 and a decrease in Investment and other income attributable to the controlling interest.  These decreases were partially offset by a decrease in Income tax expense attributable to the controlling interest.
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
commitments, and other strategic investments.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Net income (controlling interest)	$217.0	$123.6	$476.8	$349.5
Interest expense	31.1	34.7	92.4	98.1
Income taxes	76.6	33.3	150.7	133.0
Intangible amortization and impairments(1)	29.8	27.5	88.6	118.7
Affiliate Transactions(2)	(139.6)	—	(162.7)	—
Other items(3)	(6.5)	(5.0)	(6.2)	(7.9)
Adjusted EBITDA (controlling interest)	$208.4	$214.1	$639.6	$691.4
___________________________
(1)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates.  For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income.  Our share of these Affiliates’ amortization and impairments is included in Equity method income (net).  The following table presents the

Intangible amortization and impairments shown above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024
Consolidated intangible amortization and impairments	$12.5	$7.3	$37.5	$21.8
Consolidated intangible amortization and impairments (non-controlling interests)	(3.9)	(2.5)	(11.9)	(7.4)
Equity method intangible amortization and impairments	21.2	22.7	63.0	104.3
Total	$29.8	$27.5	$88.6	$118.7
(2)The three and nine months ended September 30, 2023 includes Veritable Transaction gain of $133.1 million and gains of
$6.5 million and $29.6 million on ordinary shares of EQT AB (“EQT”), a public company listed on Nasdaq Stockholm
(EQT.ST), respectively.  We received the EQT shares through the sale of our equity interest in Baring Private Equity Asia
(“BPEA”), in connection with the strategic combination of BPEA and EQT, which was completed in the fourth quarter of
2022.
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
are converted and we are relieved of our debt obligation.
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2023	2024	2023	2024
Net income (controlling interest)	$217.0	$123.6	$476.8	$349.5
Intangible amortization and impairments(1)	29.8	27.5	88.6	118.7
Intangible-related deferred taxes(2)	14.7	15.6	44.6	46.6
Affiliate Transactions(3)	(104.7)	—	(122.1)	—
Other economic items(4)	(7.3)	(13.5)	(13.0)	(19.0)
Economic net income (controlling interest)	$149.5	$153.2	$474.9	$495.8
Average shares outstanding (diluted)	43.4	35.0	42.9	35.2
Hypothetical issuance of shares to settle Redeemable non-controlling interests	(5.1)	(1.5)	(3.9)	(0.2)
Assumed issuance of junior convertible securities shares	(1.7)	(1.7)	(1.7)	(1.7)
Average shares outstanding (adjusted diluted)	36.6	31.8	37.3	33.3
Economic earnings per share	$4.08	$4.82	$12.72	$14.90
___________________________
(1)See note (1) to the table in “Adjusted EBITDA (controlling interest).”
(2)For the three and nine months ended September 30, 2023, intangible-related deferred taxes were adjusted to eliminate a
$28.9 million benefit related to the Veritable Transaction.
(3)The three and nine months ended September 30, 2023 includes Veritable Transaction gain of $133.1 million and gains on
EQT shares of $6.5 million and $29.6 million, net of $34.9 million and $40.6 million of income tax expense, respectively.
(4)Other economic items include certain Affiliate equity activity, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  Other economic items were net of income tax expense of
$0.3 million and $1.7 million for the three months ended September 30, 2023 and 2024, respectively, and $4.7 million and
$2.8 million for the nine months ended September 30, 2023 and 2024, respectively.
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
Cash and cash equivalents were $1,010.7 million as of September 30, 2024 and were attributable to both our controlling and the non-controlling interests.  In the nine months ended September 30, 2024, we met our cash requirements primarily through cash generated by operating activities.  Our principal uses of cash in the nine months ended September 30, 2024 were for the return of excess capital through share repurchases, repayment of debt, purchases of investment securities, and distributions to Affiliate equity holders.
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
capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.
The following table presents operating, investing, and financing cash flow activities:

	For the Nine Months Ended September 30,
(in millions)	2023	2024
Operating cash flow	$619.4	$719.6
Investing cash flow	477.9	370.6
Financing cash flow	(524.0)	(904.1)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the nine months ended September 30, 2024, Cash flows from operating activities were $719.6 million, primarily from
Net income of $519.5 million and distributions of earnings received from equity method investments of $357.3 million.  These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $100.0 million.  For the nine months ended September 30, 2024, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the nine months ended September 30, 2024, Cash flows from investing activities were $370.6 million, primarily due to
$875.2 million of maturities and sales of investment securities, partially offset by $496.4 million of purchases of investment securities.  For the nine months ended September 30, 2024, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the nine months ended September 30, 2024, Cash flows used in financing activities were $904.1 million, primarily due to $589.5 million of repurchases of common stock (net), repayment of senior notes and senior bank debt of $400.0 million and
$350.0 million, respectively, $206.5 million of distributions to non-controlling interests, and $54.1 million of Affiliate equity purchases, net of issuances.  These items were partially offset by the issuance of junior subordinated notes and senior notes of
$450.0 million and $397.6 million, respectively.
Affiliate Equity
We periodically purchase Affiliate equity from and issue Affiliate equity to our consolidated Affiliate partners and other parties under agreements that provide us with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to us at certain intervals.  We have the right to settle a portion of these purchases in shares of our common stock.  For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements.  The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value.  Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to our approval or other restrictions.
As of September 30, 2024, the current redemption value of Affiliate equity interests was $456.0 million, of which $397.1 million was presented as Redeemable non-controlling interests (including $13.3 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $58.9 million was included in Other liabilities.
Although the timing and amounts of these purchases are difficult to predict, we paid $60.4 million for Affiliate equity purchases and received $6.3 million for Affiliate equity issuances during the nine months ended September 30, 2024, and we expect net purchases of approximately $60 million of Affiliate equity during the remainder of 2024.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 13 and 14 of our Consolidated Financial
Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2022, October 2023, and July 2024 to repurchase up to 3.0 million, 3.3 million, and 5.4 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of March 31, 2024, we had repurchased all of the shares in the repurchase program authorized in October 2022.  During the three and nine months ended September 30, 2024, we repurchased 0.6 million and 3.6 million shares of our common stock at an average price per share of $163.23 and $158.62,

respectively.  As of September 30, 2024, there were a total of 5.9 million shares available for repurchase under our share repurchase programs.
Debt
The following table presents the carrying value of our outstanding indebtedness.  The weighted average maturity of our outstanding debt is 21 years, with approximately 87% of debt maturing in 2030 and beyond.  Our nearest term maturity relates to our $350.0 million senior notes due August 2025 (“the 2025 senior notes”).  See Note 7 of our Consolidated Financial
Statements.

(in millions)	December 31, 2023	September 30, 2024
Senior bank debt	$350.0	$—
Senior notes	1,099.4	1,097.3
Junior subordinated notes	765.9	1,216.0
Junior convertible securities	341.7	341.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
During the nine months ended September 30, 2024, we repaid the $350.0 million outstanding under the term loan.
As of September 30, 2024, we had a $1.25 billion revolver.  The revolver matures on October 25, 2027 and the term loan terminated upon payment in full.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million.
As of September 30, 2024, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with the revolver.
Senior Notes
In the first quarter of 2024, our $400.0 million 2024 senior notes matured and were fully repaid.
As of September 30, 2024, we had senior notes outstanding, the respective principal terms of which are presented and described below:

	2025 Senior Notes	2030 Senior Notes	2034 Senior Notes
Issue date	February 2015	June 2020	August 2024
Maturity date	August 2025	June 2030	August 2034
Par value (in millions)	$350.0	$350.0	$400.0
Stated coupon	3.50%	3.30%	5.50%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
On August 20, 2024, we issued $400.0 million of 2034 senior unsecured notes with a maturity date of August 20, 2034.
Interest is payable beginning February 20, 2025.  In addition to customary event of default provisions, the indenture governing the 2034 senior notes limits our ability to consolidate, merge or sell all or substantially all of its assets and requires us to make an offer to repurchase the 2034 senior notes upon certain change of control triggering events.
The senior notes may be redeemed, in whole or in part, at a make-whole redemption price (plus accrued and unpaid interest), at any time, in the case of the 2025 senior notes, at any time prior to March 15, 2030, in the case of the 2030 senior notes, and at any time prior to May 20, 2034, in the case of the 2034 senior notes.  In addition, the 2030 and 2034 senior notes may be redeemed at par, in whole or in part, at any time, on or after March 15, 2030 and May 20, 2034, respectively.  We may also repurchase senior notes in the open market or in privately negotiated transactions from time to time at management’s discretion.

We have used a majority of the net proceeds from the 2034 senior notes for the repayment of the term loan, and in the future intend to use the remaining net proceeds for further repayment or refinancing of indebtedness, as well for other general corporate purposes, which may include share repurchases and investments in new and existing Affiliates.
Junior Subordinated Notes
As of September 30, 2024, we had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

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
Interest was payable commencing on June 30, 2024, and we have the right to defer interest payments in accordance with the terms of the notes.  The 2064 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of our current and future senior indebtedness.  As of September 30,
2024, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the 2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30,
2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100%
of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at our option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at
100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
We have used, and in the future intend to use, the net proceeds from the 2064 junior subordinated notes for general corporate purposes, which may include the repayment or refinancing of indebtedness, share repurchases, and investments in new and existing Affiliates.
Junior Convertible Securities
As of September 30, 2024, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities were issued by AMG Capital
Trust II, a Delaware statutory trust, in October 2007.  Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust.  The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities.  We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities.  We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
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
We did not repurchase any of our junior convertible securities during the nine months ended September 30, 2023 and 2024.
Equity Distribution Program
In the second quarter of 2022, we entered into equity distribution and forward equity agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced our prior equity distribution program.  As of September 30, 2024, no sales had occurred under the equity distribution program.

Commitments
See Note 8 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 5 and 8 of our Consolidated Financial Statements.
Leases
As of September 30, 2024, our lease obligations were $10.2 million for the remainder of 2024, $62.4 million from 2025 through 2026, $45.0 million from 2027 through 2028, and $70.4 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $2.8 million for the remainder of 2024, $13.9 million from 2025 through 2026, $4.1 million from 2027 through 2028, and $8.5 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2023 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and
Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the nine months ended September 30, 2024, except as noted below.  Please refer to Item 7A of our 2023 Annual Report on Form 10-K.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes, and junior convertible securities.  While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities.  We estimate that a 1% change in interest rates would have resulted in a $204.7 million net change in fair value of our fixed rate securities as of September 30, 2024.  This represents an increase of $59.0 million as compared to the estimated impact of a 1% change in interest rates as of December 31, 2023.  This increase is primarily due to the issuances of $450.0 million of 2064 junior subordinated notes in March 2024 and $400.0 million of 2034 senior notes in
August 2024.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
July 1-31, 2024	572,663	$163.19	572,663	$163.19	5,998,041
August 1-31, 2024	60,182	163.56	60,182	163.56	5,937,859
September 1-30, 2024	—	—	—	—	5,937,859
Total	632,845	163.23	632,845	163.23
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in October 2022, October 2023, and July 2024 to repurchase up to 3.0 million, 3.3 million, and 5.4 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of March 31, 2024, we had repurchased all of the shares in the repurchase program authorized in October 2022.  As of September 30, 2024, there were a total of 5.9 million shares available for repurchase under our share repurchase programs.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of August 20, 2024, between the Registrant, as issuer, and U.S. Bank
Trust Company, National Association, as trustee, including the form of Global Note attached as Annex A thereto
(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (No. 001-13459), filed
August 20, 2024)

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2024 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language):
(i) the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2024 and
2023, (ii) the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended
September 30, 2024 and 2023, (iii) the Consolidated Balance Sheets at September 30, 2024 and December 31,
2023, (iv) the Consolidated Statements of Changes in Equity for the three- and nine-month periods ended
September 30, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the nine-month periods ended
September 30, 2024 and 2023, and (vi) the Notes to the Consolidated Financial Statements

104
The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 7, 2024	/s/ DAVA E. RITCHEA
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