Form 10-K
period 2024-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2025-02-14
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $156.23 on June 28, 2024 on the New York Stock Exchange, was $4,658,342,250.  There were 29,257,014 shares of the registrant’s common stock outstanding on February 12, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within
120 days after December 31, 2024, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

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
These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected.  Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated.  In that respect, we caution readers not to place undue reliance on any such forward-
looking statements.
References throughout this report to “AMG,” “we,” “us,” “our,” the “Company,” and similar references refer to
Affiliated Managers Group, Inc., unless otherwise stated or the context otherwise requires.
Item 1.Business
Overview
AMG is a strategic partner to leading independent investment firms globally.  Our strategy is to generate long-term value by investing in high-quality independent partner-owned firms, which we refer to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return.
We believe that high-quality, partner-owned firms have fundamental competitive advantages in meeting client objectives.
With their entrepreneurial, investment-centric cultures, and deep alignment of interests with clients through direct equity ownership by firm principals, independent firms have an ownership mindset, a long-term orientation to building their firms, and the ability to act nimbly to capitalize on market movements, enabling them to offer unique return streams to the marketplace.
AMG’s distinctive partnership approach magnifies the existing advantages of our independent Affiliates and actively supports their ongoing independence and ownership culture.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including access to growth capital, product strategy and distribution through our capital formation capabilities, succession planning, and strategic advisory, to expand their reach, diversify their businesses, and enhance their long-term success.
Given that our Affiliates operate across alternatives and differentiated long-only strategies, we believe AMG is highly diversified.  Our Affiliates manage numerous differentiated strategies across a range of return-oriented asset classes and structures across alternatives (including private markets and liquid alternatives) and differentiated long-only (including equities and multi-asset and fixed income).  We have built a highly diversified portfolio of Affiliates over time, and the underlying diversity by strategy, product, and client type enhances our earnings stability across all stages of a market cycle, and therefore our ability to consistently invest in the areas of highest growth and return to generate value for shareholders.
Our Strategy
We generate long-term value by investing in high-quality independent partner-owned firms and allocating resources across
AMG’s unique opportunity set to the areas of highest growth and return.  Our business generates significant cash flow, which we deploy toward growth investments and return of capital to shareholders, primarily through share repurchases.
Our growth investments are focused on: (i) partnering with high-quality new Affiliates operating in secular demand areas;
(ii) investing in and alongside our existing Affiliates to capitalize on their growth opportunities, including through seeding new products; and (iii) investing in our own strategic value-add capabilities, which are leveraged by our Affiliates to further scale and diversify their organizations.  Across these opportunities, we are focused on investing in areas of secular growth and long-

term client demand.  As part of our strategy, we consistently evaluate our forward opportunity set; over the last several years, we have further invested in alternative strategies, including private markets and liquid alternatives.  Through these recent growth investments, we have deliberately evolved our business toward alternatives, with the intention of improving our long-
term organic growth and earnings growth prospects as well as further enhancing the stability of our cash flow.
AMG’s strategic expertise in collaborating with partner-owned firms has been honed over the course of three decades.  Our unique approach provides independent firms with the advantages of a long-term strategic partnership, while actively supporting their autonomy and independence, thereby preserving their core strengths and essential elements of their success – their entrepreneurial cultures, investment focus, and disciplined long-term orientations.  We believe that clients recognize these fundamental characteristics of partner-owned firms, as well as the alignment created by direct equity ownership by firm principals, as competitive advantages in achieving client investment goals and objectives.  We hold meaningful equity interests in each of our Affiliates, and typically each Affiliate’s management team retains a significant equity interest in their own firm.
Affiliate management equity ownership (along with our long-term ownership) aligns our interests and preserves Affiliate management equity incentives, including the opportunity for Affiliate management to participate directly in the long-term future growth and profitability of their firms.
Our goal with Affiliates is to be an excellent partner.  Each Affiliate partnership is unique, and we work closely with our
Affiliates to determine how AMG might amplify the long-term success of each firm by collaborating across a range of strategic areas, including access to growth capital, product strategy and distribution through our capital formation capabilities, succession planning, and strategic advisory.  In many cases, where Affiliates access our growth capital or capital formation capabilities, we invest our capital and resources to develop, seed, and distribute new strategies and products to meet evolving client needs, as well as by deploying our distribution capabilities.  Our distribution capabilities provide access to institutional and wealth clients to complement our Affiliates’ own resources and expand their reach, including by leveraging the expertise of our senior sales and marketing professionals and the depth and breadth of AMG’s strategic relationships in the U.S., Europe, the UK, the
Middle East, and Asia. As part of our capital formation capabilities, AMG’s vertically-integrated U.S. wealth platform enables
Affiliates to access the attractive and growing wealth marketplace.  Affiliates can leverage AMG’s product development capabilities, sales organization, and operational platform to access this market, which is challenging for independent managers to effectively do on their own at scale; likewise, AMG’s platform provides wealth clients with access to differentiated product from best-in-class independent managers.  We have a track record of successfully bringing Affiliate strategies to market, having launched one of the first evergreen funds in the private equity space, and are continuing to build on our success through the launch of a number of new alternative strategies in the wealth marketplace.  In addition, for some of our Affiliates, we leverage our long-term partnership approach to facilitate succession planning across generations of Affiliate management principals and provide succession planning solutions and advice, which can include a degree of liquidity and financial diversification along with incentive alignment for next-generation partners.
Our proven ability to magnify the competitive advantages of partner-owned firms, while also preserving their independence, differentiates AMG's partnership model and is increasingly valued by prospective Affiliates.  Independent firms seeking an institutional partner are attracted to our innovative partnership approach and our global reputation as a successful strategic partner to independent investment firms around the world.  We anticipate that the principal owners of independent investment firms will continue to seek access to an evolving range of growth and succession solutions.  We will, therefore, continue to have a significant opportunity to invest in and partner with additional high-quality firms across the global investment management industry.  In addition, we continue to have the opportunity to make additional equity investments in our existing Affiliates, or invest in their growth by providing seed or other growth capital.  We are well-positioned to execute upon these investment opportunities through our:
•established process of identifying, and cultivating relationships with, high-quality prospective Affiliates;
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

Our Affiliates
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
As of December 31, 2024, our Affiliates managed approximately $708 billion across a broad range of investment styles and geographies, in alternative and differentiated long-only strategies, as described below.
Alternative Strategies
Private Markets:  Our Affiliates managed approximately $135 billion in private market assets.  These Affiliates operate in a diverse number of areas with long-term structural tailwinds, including infrastructure, credit, private market solutions, and specialty areas including industrial decarbonization, life sciences, and multi-family real estate.  With long-dated capital commitments, and the growing potential to generate and realize carried interest over time, we believe our private markets
Affiliates enhance AMG’s long-term organic growth, earnings power, and cash flow stability.
Liquid Alternatives:  Our Affiliates managed approximately $141 billion in liquid alternative assets.  These Affiliates have excellent long-term track records across both beta-sensitive and absolute return strategies, including global macro, relative value fixed income, and trend-following, which are designed to generate returns that have low or no correlation to broader markets. These strategies can generate sizable performance fee earnings that — given their diversity and demonstrated low correlation to risk assets — can contribute to the stability of AMG’s earnings over time.  Many of our liquid alternative strategies are designed to protect against volatility and drawdowns, complementing our private markets and differentiated long-
only strategies.
Differentiated Long-Only Strategies
Equities and Multi-asset and Fixed Income:  Our Affiliates managed approximately $316 billion in equity assets across a number of differentiated products and approximately $116 billion in multi-asset and fixed income strategies.
Our Affiliates operate across a range of traditional equity and fixed income strategies typically through mutual fund products governed by the Investment Company Act of 1940, as amended (the “Investment Company Act”), separately managed accounts, and Undertakings for Collective Investment in Transferable Securities (“UCITS”), in both the U.S. and international markets. Additionally, we have several wealth management Affiliates, which manage multi-asset class portfolios on behalf of their clients.  These Affiliates have built enduring franchises with specialized investment expertise and long-term track records across all stages of a market cycle.
With meaningful earnings contributions from each of private markets, liquid alternatives, and differentiated long-only
(including equities and multi-asset and fixed income) strategies, AMG’s business and earnings profile is highly diversified.
Our Partnership Structure with Affiliates
AMG offers bespoke partnership solutions to address each Affiliate’s unique needs.  Consistent with AMG’s partnership approach and commitment to independence, we offer a range of operating structures and have customized arrangements with each of our Affiliates that provide their management teams with the authority to manage and operate the business on a day-to-
day basis.
Each of our Affiliates operates through distinct legal entities, which affords us the flexibility to design a separate operating agreement for each Affiliate that reflects the customized arrangement, including with respect to the specific terms of our economic participation in the Affiliate, which, in each case, uses a “structured partnership interest” to ensure alignment of our economic interests with those of Affiliate management. The form of our structured partnership interests in our Affiliates differs from Affiliate to Affiliate, and may change during the course of our investment.
In the case of structures where we contractually share in the Affiliate’s revenue without regard to expenses, comprising
Affiliates that contribute a majority of our Consolidated revenue, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management.  We and Affiliate management, therefore, participate in any increase or decrease in revenue, and only Affiliate management participates in any increase or decrease in expenses.  Under these structured partnership interests our contractual share of revenue generally has priority over distributions to Affiliate management.
In the case of structures where we contractually share in the Affiliate’s revenue less agreed-upon expenses, we benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also have exposure to any decrease in revenue or any increase in such agreed-upon expenses.  The degree of our exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate, and includes several Affiliates in which we fully share in the expenses of the business.  Further, the expenses in which we agree to share may change during the course of our investment.
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
Competition
Our Affiliates compete with numerous investment management firms globally, as well as with subsidiaries of larger financial organizations.  These firms may have significantly greater financial, technological, and marketing resources; access to captive distribution; and assets under management.  Many of these firms may offer products and services that our Affiliates may not, in particular investment strategies such as passively managed products, including exchange traded funds, which typically carry lower fee rates.  Certain Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients.  In addition, there are relatively few barriers to entry for new investment management firms, especially for those providing investment management services to institutional and high net worth investors.
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
Additionally, our strategy includes investing in independent partner-owned investment firms, and in this area we compete with a number of acquirers and investors, including investment management companies, private equity firms, sovereign wealth funds, and larger financial organizations.  We believe that the most important factors on which we compete for future investments are purchase price; our partnership model, including the equity incentive structures and access to capital formation and strategic advisory capabilities; and the breadth and depth of our relationships, and our reputation, with investment firm prospects.  We believe we offer a unique and differentiated partnership opportunity to Affiliates based on the long-term duration of our partnership, the ability for our Affiliates to remain independent partner-owned investment firms, and our strategic capabilities.
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

The majority of our Affiliates are registered with the SEC as investment advisers under the Investment Advisers Act of
1940, as amended (the “Advisers Act”).  The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, compliance and disclosure obligations, and operational and recordkeeping requirements.  Our
Affiliates operating outside of the U.S. may be subject to the Advisers Act and are also subject to regulation by various regulatory and self-regulatory authorities and exchanges in the relevant jurisdictions, including, for those Affiliates active in the
UK, the Financial Conduct Authority (the “FCA”).  Many of our Affiliates also sponsor or advise registered and unregistered funds in the U.S. and in other jurisdictions, and are subject to regulatory requirements in the jurisdictions where those funds are sponsored or offered, including, with respect to mutual funds in the U.S., the Investment Company Act.  The Investment
Company Act governs the operations of mutual funds and imposes obligations on their advisers, including investment restrictions and other governance, compliance, reporting, and fiduciary obligations relating to the management of mutual funds.
Many of our Affiliates are also subject to directives and regulations in the European Union and other jurisdictions relating to funds, such as the UCITS Directive and the Alternative Investment Fund Managers Directive, with respect to depositary functions, remuneration policies, and sanctions, among other matters.
Our Affiliates’ sales and marketing activities are subject to regulation by authorities in the jurisdictions in which they offer investment management products and services.  Our Affiliates’ ability to transact business in these jurisdictions, and to conduct related cross-border activities, is subject to the continuing availability of regulatory authorizations and exemptions.  Through our distribution platform, we also engage in sales and marketing activities that extend the reach of our Affiliates’ own business development efforts, and which are subject to regulation in numerous jurisdictions.  Our U.S. wealth distribution subsidiary is registered with the SEC under the Advisers Act.  This subsidiary sponsors mutual funds registered under the Investment
Company Act, and serves as an investment adviser and/or administrator for our fund complex.  In the UK, our institutional distribution subsidiary is regulated by the FCA.  We also have an institutional distribution branch of a subsidiary regulated by the Dubai Financial Services Authority, and any activities in the European Union are subject to compliance with applicable regulations in various European jurisdictions.
Certain of our Affiliates and our U.S. wealth distribution subsidiary are subject to the Employee Retirement Income
Security Act of 1974, as amended (“ERISA”), and related regulations, with respect to retirement plan clients.  ERISA imposes duties on persons who are fiduciaries under ERISA, and prohibits certain transactions involving related parties to a retirement plan.  The U.S. Department of Labor administers ERISA and regulates investment advisers who service retirement plan clients, and has been increasingly active in proposing and adopting additional regulations applicable to the investment management industry.  Certain of our Affiliates and our U.S. wealth distribution subsidiary are also members of the National Futures
Association and are regulated by the U.S. Commodity Futures Trading Commission (“CFTC”) with respect to the management of funds and other products that utilize futures, swaps, or other CFTC-regulated instruments.
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
Human Capital Management
As of December 31, 2024, we and our Affiliates had approximately 4,100 employees, the substantial majority of which were employed by our Affiliates and not by AMG.  Each Affiliate’s management team retains autonomy in managing and operating their business on a day-to-day basis, including with respect to their human capital.  Given this, the following is a discussion of AMG’s workforce, or approximately 250 of the total employees, and the policies and cultural initiatives which pertain to our human capital.

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
Our leadership training and sponsored skills development programs cover a wide range of subject area expertise as well as career development generally, and are anchored on a comprehensive performance review process, which includes a company-
wide 360-degree review program.  Further, we support employees’ educational pursuits relating to degree programs and certifications through company-supported time off and funding for professional development and flexible work arrangements tailored to individual employees’ educational goals.  We regularly conduct company-wide surveys to solicit feedback from our employees on a variety of topics, including corporate culture, philanthropic interests, and general job satisfaction, which help us to enhance employee engagement and retention.  Our annual anonymous employee engagement survey reported an employee satisfaction rating of approximately 90% in 2024, which we attribute to our focus and commitment to our employees, our entrepreneurial culture and partnership orientation, and our meaningful involvement with communities surrounding our offices.
We prioritize employee engagement through a range of cross-functional, multi-level communication and collaboration mediums through both in-person and virtual forums, including small working group lunches, company-wide gatherings and town halls, management off-sites, and charitable volunteer activities.  Through employee participation in our corporate philanthropic initiatives across our global offices, we are committed to giving back to the communities in which we work and live, and we believe that these initiatives also support our efforts to attract and retain employees.  We provide company-
supported time off to encourage employees in their charitable endeavors.  We also offer a formal gift-matching program to match employee donations to eligible non-profit institutions through AMG and The AMG Charitable Foundation, as well as a volunteer-matching program, wherein volunteer hours are matched with philanthropic credits that employees may donate to eligible organizations.  Through our matching program as well as through direct grants, AMG and The AMG Charitable
Foundation have made donations to more than 900 organizations around the world to date.
We seek to recruit the best people for each role without regard to gender, ethnicity, or other protected traits, and it is our policy to comply fully with all domestic, foreign, and local laws relating to discrimination in the workplace.  Across management positions in our workforce, gender diversity is 39%, and nearly half (48%) of our employees are women.  Further, three of seven (43%) independent members of our Board of Directors are women, and three of seven (43%) independent directors are ethnically diverse.  In addition, one of our three Board committees is chaired by a woman.  Our executive management team has responsibility for human capital initiatives, in coordination with our Sustainability Committee, and reviews these initiatives with our Board of Directors regularly.
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

Item 1A.Risk Factors
We and our Affiliates face a variety of risks that are substantial and inherent in our businesses.  The following are some of the more important factors that could affect our and our Affiliates’ businesses.  Investors should carefully consider these risks, along with the other information contained in this Annual Report on Form 10-K, before making an investment decision regarding our common stock or other publicly-listed securities.  There may be additional risks of which we are currently unaware, or which we currently consider immaterial.  Any of these risks could have a material adverse effect on our financial condition, results of operations, and the market price of our common stock.  Certain statements in “Risk Factors” are forward-
looking statements.  See “Forward-Looking Statements.”
RISKS RELATED TO OUR INDUSTRY, BUSINESS AND OPERATIONS
Our financial results depend on our Affiliates’ receipt of asset- and performance-based fees, and are impacted by investment performance, as well as changes in fee levels, product mix, and the relative levels of assets under management among our
Affiliates.
Our financial results depend on our Affiliates’ receipt of asset- and performance-based fees, which may vary substantially from year to year.  Our Affiliates’ ability to grow or maintain current fee levels depends on a number of factors, including our
Affiliates’ investment performance, as well as competition and trends in the investment management industry, such as investor demand for passively-managed products, including index and exchange traded funds, that typically carry lower fee rates, or preferences for other developing strategies or trends.  Further, different types of assets under management can generate different ratios of asset-based fees to assets under management (“asset-based fee ratio”), based on factors such as the investment strategy and the type of client.  Thus, a change in the composition of our assets under management, either within an Affiliate or among our Affiliates, could result in a decrease in our aggregate fees even if our aggregate assets under management remains unchanged or increases.  Products that use fee structures based on investment performance may also vary significantly from period to period, depending on the investment performance of the particular product.  For some of our Affiliates, performance-
based fees include benchmarks, such as a high-watermark provision, which generally provide that if a product underperforms on an absolute basis or relative to a specified benchmark, it must regain such underperformance before the Affiliate will earn any performance-based fees.  In addition, in the ordinary course of business, our Affiliates may reduce or waive fees on certain products for particular time periods, to attract or retain assets or for other reasons.  No assurances can be given that our
Affiliates will be able to grow or maintain current fee structures or levels, or that certain strategies they offer will be in demand at any given time.  A reduction in the fees that our Affiliates receive could have an adverse impact on our financial condition and results of operations.
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
•a decline in the market value of our assets under management, due to declines or heightened volatility in the capital markets, fluctuations in foreign currency exchange rates and interest rates, inflation, changes in the yield curve, and other market factors;
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
•global economic conditions, which may be exacerbated by changes in the equity or debt markets, including impacts from shifting monetary policies of the U.S. Federal Reserve Bank and other global central banks, or instability and liquidity issues in the financial system generally;
•financial crises, political or diplomatic developments in the U.S. or globally, including uncertainties regarding actual and potential changes in domestic, foreign, trade, economic, and other policies, trade tensions, public health crises, civil unrest, war, terrorism, natural disasters, or risks associated with global climate change; and
•other factors that are difficult to predict.
A reduction in our assets under management could adversely affect the fees payable to our Affiliates and, ultimately, our financial condition and results of operations.  To the extent any of these conditions or factors adversely affect our or our
Affiliates’ operations or global economic conditions generally, they may also have the effect of heightening other risks described elsewhere in this “Risk Factors” section.
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
•alleged or actual failures by us, our Affiliates, or our respective employees to comply with applicable laws, rules, or regulations;
•errors in our public reports;
•cyber-attack or data breach incidents;
•fund liquidity or valuation issues, or issues relating to the use of leverage, including with respect to assets within private markets funds, liquid alternatives, or similar products of certain of our Affiliates;
•threatened or actual litigation against us, any of our Affiliates, or our respective employees;
•perceived or actual conflict between us and any of our Affiliates or among our Affiliates;
•negative perceptions of our or certain of our Affiliates’ investments or business practices by stakeholder groups who have increasingly expressed divergent views on a range of environmental, social, and governance matters;
•fraudulent impersonations of us, our Affiliates, or members of our management by third-party bad actors, including in social engineering schemes that attempt to manipulate targeted recipients into participating in fraudulent investments, purport to offer investment services, or solicit fraudulent investments, including through fake websites and on social media platforms and messaging applications; or
•other events and factors that are difficult to predict including those that could impact our Affiliates’ ability to compete effectively with other firms, our ability to successfully pursue our growth strategy, and other risks described elsewhere in this “Risk Factors” section.
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
Our Affiliates compete with numerous investment management firms globally, including public, private and client-owned investment advisers; firms managing passively-managed products, including exchange traded funds; firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds; and other entities.  These firms may have significantly greater financial, technological, and marketing resources, captive distribution and assets under management, or be subject to less regulation and accordingly have more flexibility to undertake and execute certain investments with less compliance expense, and many of these firms may offer products and services that our Affiliates may not in particular investment strategies.  These firms may also compete by seeking to capitalize on a trend towards institutions consolidating the number of investment managers they work with.  Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets, and any failure by our Affiliates to successfully develop competing new products and services, or effectively manage the associated operational risks, could harm our Affiliates’ reputations and expose them to additional costs or regulatory scrutiny, which could adversely affect our assets under management, financial condition and results of operations.
We believe that our Affiliates’ ability to compete effectively with other firms depends upon the performance of our Affiliates’
investment strategies, the applicability of products to meet client objectives and preferences, and the continued development of strategies and products to meet the evolving needs and demands of investors, as well as our Affiliates’ reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors.  See “Competition” in Item 1.  Our Affiliates may not compare favorably with their competitors in any or all of these categories, and technological developments, including financial applications and services based on generative artificial intelligence (“AI”), may over time reduce the demand for, or clients’ willingness to pay for, certain products and services.  From time to time, our Affiliates may also compete with each other for clients and investment opportunities.
Investment management contracts are subject to termination on short notice.
Through our Affiliates, we derive almost all of our asset- and performance-based fees from clients pursuant to investment management contracts.  While certain of our Affiliates’ private equity and alternative products have long-term commitment periods, many of our Affiliates’ investment management contracts are terminable by the client without penalty upon relatively short notice (typically not longer than 60 days).  We cannot be certain that our Affiliates will be able to retain their existing clients or attract new clients.  If our Affiliates’ clients, in particular a significant client or a series of significant clients, terminate their investment management contracts or withdraw a substantial amount of assets for any number of reasons, including poor investment performance, loss of key investment personnel, changes in the client’s decision makers, or reputational, regulatory, or compliance issues, it is likely to harm our results of operations.  In addition, investment management contracts with mutual funds or other similar products are subject to annual approval by the fund’s board of directors.
We may need to raise additional capital in the future, and existing or future resources may not be available to us in sufficient amounts or on acceptable terms.
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in independent investment firms and our other strategic initiatives may require additional capital.  Further, we have significant purchase obligations relating to Affiliate equity interests, as well as commitments relating to general partner and seed capital investments, and it is difficult to predict the frequency and magnitude of these purchases or associated capital calls.  As of December 31, 2024, the current redemption value relating to Affiliate equity interests was $405.3 million, of which $350.5 million was presented as
Redeemable non-controlling interests (including $12.9 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $54.8 million was included in Other liabilities.  See “Liquidity and Capital
Resources-Affiliate Equity” in Item 7 and Notes 15 and 16 of the Consolidated Financial Statements.  Unfunded commitments relating to general partner and seed capital investments were $236.5 million as of December 31, 2024.  See Notes 2 and 6 of our
Consolidated Financial Statements.  These obligations may require more cash than is then available from our existing cash resources and cash flows from operations.  Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.
As of December 31, 2024, we had outstanding debt of $2.7 billion.  Our level of indebtedness may increase if we fund future investments or other expenses through borrowings.  We may also seek to refinance existing indebtedness for the purpose of managing maturity dates, to seek alternative financing terms or for other reasons, which may not be available on similar terms as our existing indebtedness, including with respect to interest rates.  Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flows from operations to payments on our indebtedness.
The financing activities described above could increase our Interest expense, decrease our Net income (controlling interest)
or dilute the interests of our existing stockholders.  In addition, our access to additional capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads and our credit ratings.  As a result, we may be unable to enter into new credit facilities or issue debt or equity in the future on attractive terms, or at all.  We are currently rated A3 by Moody’s Investors Service and BBB+ by S&P Global
Ratings.  A reduction in our credit ratings could also increase our borrowing costs under our revolver or, in certain cases, give rise to a termination right by the counterparty under our derivative financial instruments, if any.  There can be no assurance that we will achieve a particular credit rating or maintain any particular rating in the future.
Our debt agreements impose certain covenants relating to the conduct of our business, including financial covenants under our revolver, any breach of which could result in the acceleration of the repayment of any amounts borrowed or outstanding thereunder.
Our debt agreements contain customary affirmative operating covenants and negative covenants that, among other things, place certain limitations on our and our subsidiaries’ ability to incur debt, merge or transfer assets, and create liens and, in the case of our revolver, require us to maintain specified financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio.  The breach of any covenant (either due to our actions or omissions or, in the case of financial covenants, due to a significant and prolonged market-driven decline in our operating results) could result in a default under the applicable debt agreement and, in the case of our revolver, lenders could refuse to make further extensions of credit to us.
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
As of December 31, 2024, our total assets were $8.8 billion, of which $4.3 billion were intangibles, and $2.2 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets.  We cannot be certain that we will realize the value of such intangible assets.  Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, declines in the value of assets under management, client attrition, product performance, reductions in fee rates, and changes in strategic objectives or growth prospects of an Affiliate.  An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations.  Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise significant judgment.  In prior periods, we have recorded expenses to reduce the carrying value to fair value of certain Affiliates and certain acquired client relationships, and may experience similar impairment events in future reporting periods.  See “Critical Accounting Estimates and Judgments” in Item 7 and Notes 7 and 8 of the Consolidated
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

RISKS RELATED TO OUR STRATEGY AND OUR STRUCTURED PARTNERSHIPS WITH AFFILIATES
Our growth strategy depends in part upon our ability to identify and consummate investments in suitable independent investment firms.
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
Our growth strategy also includes selectively pursuing strategic partnerships, transactions, and initiatives, which could involve additional risks and uncertainties.
Our growth strategy also includes selectively pursuing strategic partnerships, transactions, and initiatives in areas where we can assist our Affiliates in growing and diversifying their businesses (including through seed capital, general partner commitments, and other strategic investments in our Affiliates and their funds), to further enhance our competitive position, or where we believe we can add value and generate meaningful returns.  These strategic partnerships, transactions, and initiatives may be complementary to our existing business or involve new operational areas, product structures, or strategies (including in private markets and liquid alternatives), which includes, among others, initiatives to increase the number and type of investment products offered to high-net-worth individuals and families through our U.S. wealth and global distribution platforms, and expanding the geography and scope of our operations.  These initiatives involve risks and uncertainties, including compliance with additional regulatory and disclosure requirements, increased potential for disputes, exposure to more volatile market segments and reputational risks, and significant commitments of capital over extended periods of time.  Addressing these risks and uncertainties may require additional resources and investment, including the implementation of new operational controls and procedures, as well as require complex contractual arrangements, structures, and specialized skills.  There is no certainty that such initiatives will deliver the anticipated benefits over the expected time frame or at all, or that our stockholders will react favorably.  Any failure to successfully execute on strategic partnerships, transactions, or initiatives, including in connection with our entry into new operational areas or effectively managing associated risks, or by our Affiliates in deploying strategic capital into suitable new investment opportunities, could harm our reputation and expose us to additional costs, which could adversely affect our assets under management, financial condition, and results of operations.
The structure of our partnership interests in our Affiliates may expose us to unanticipated changes in Affiliate revenue, operating expenses, and other commitments, which we may not anticipate and may have limited ability to control.
The form of our structured partnership interests in our Affiliates differs from Affiliate to Affiliate, and may change during the course of our investment.
In the case of structures where we contractually share in the Affiliate’s revenue without regard to expenses, comprising
Affiliates that contribute a majority of our Consolidated revenue, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management.  In these types of structures, while our distributions generally have priority, our agreed allocations may not anticipate changes in the revenue and operating expense base of the Affiliate, and the revenue remaining after our specified share is allocated to us may not be large enough to cover all of the Affiliate’s operating expenses, which could result in a reduction of the amount allocated to us or could negatively impact the Affiliate’s operations and prospects.
In the case of structures where we contractually share in the Affiliate’s revenue less agreed-upon expenses, we benefit from any increase in revenue or any decrease in the agreed-upon expenses, but also have exposure to any decrease in revenue or any increase in such expenses.  The degree of our exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate (and may change during the course of our investment), and includes several Affiliates in which we fully share in the expenses of the business.  In these types of structures, we may have limited or no ability to control the level of expenses at the Affiliate, and our distributions generally do not have priority.  Further, the impact of Affiliate expenses on our earnings and our stock price could increase if the portion of our earnings derived from such Affiliates increases.
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
Further, we seek to attract and retain our key officers and employees through a number of initiatives and programs, including developing a strong values-based culture, a commitment to career development, employee engagement, attractive compensation and benefits programs, attention to succession planning, and fostering of organizational diversity, any of which may not be successful in contributing to the retention of such employees.  Changes in our management team, in particular, may be disruptive to our business, and failure to attract and retain members of our executive or senior management team, or to effectively implement and manage appropriate succession plans, could adversely affect our business, financial condition, and results of operations.

In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years.  These principals often are primarily responsible for their firm’s investment decisions.  Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition, and employment agreements in an effort to retain key Affiliate personnel, there is no guarantee that these principals will remain with their firms or refrain from competing with us if they depart their firms.  The market for highly skilled professionals in the investment management industry is highly competitive, particularly in alternative strategies.  Further, the departure of key individuals at an Affiliate could also cause investors to reduce or terminate their investments in such Affiliates’ funds or products, or trigger certain provisions tied to the departure of, or cessation of committed time, by specified persons (known as
“key person” provisions) in the documentation governing certain Affiliate products and funds, which could permit the suspension or termination of those products’ investment periods.  Since certain of our Affiliates contribute more significantly to our results than other Affiliates, the loss of key personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition, and results of operations.
RISKS RELATED TO OUR COMMON STOCK
Equity markets and our common stock have been volatile.
The market price of our common stock has experienced and may continue to experience volatility, and the broader equity markets have experienced and may continue to experience significant price and volume fluctuations.  In addition, announcements of our financial and operating results or other material information, including changes in net client cash flows and assets under management, announcements and activity regarding our share repurchase programs, changes in our financial guidance or our failure to meet such guidance, our new investments activity, changes in general conditions in the economy or the financial markets, perceptions regarding our environmental, social, and governance profile or sustainable investment decisions of our Affiliates, and other developments affecting us, our Affiliates, or our competitors, as well as geopolitical, social, regulatory, capital markets, economic, public health, and other factors unrelated to us, could cause the market price of our common stock to fluctuate substantially.
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
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. wealth distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1.  Applicable laws, rules and regulations impose requirements, restrictions, and limitations on our and our Affiliates’ businesses, and can result in significant compliance and operational costs.  Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations, or new or revised interpretations, guidance, or enforcement priorities.
Any determination of a failure to comply with applicable laws, rules, or regulations could expose us, our Affiliates, or our respective employees to civil liability, criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, and may result in monetary losses that are not covered by insurance in adequate amounts or at all, any of which could have an adverse impact on our stock price, financial condition, and results of operations.  Further, if we, any of our Affiliates, or our respective employees or third-party service providers were to fail to comply with applicable laws, rules, or regulations, or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such failure, investigation, or action could have an adverse effect on our or our Affiliates’ reputations and on our stock price and result in increased costs, even if we, our Affiliates, or our respective employees or third-party service providers were found not to have violated such laws, rules, or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate.  In the U.S., the new presidential administration may shift enforcement priorities under existing regulations, alter existing regulations, or pursue additional rulemaking impacting the financial services industry, whereas certain state and other governmental entities may seek to maintain existing, or implement potentially more rigorous, regulatory requirements in response, which, coupled with legal challenges to a number of significant regulations and judicial decisions regarding administrative law, may create uncertainty or lead to divergent interpretations of law, or change the requirements applicable to our and our Affiliates’ businesses.  The SEC also continues to focus on issues related to the valuation of private funds, including consistent application of the methodology, disclosure, and conflicts of interest, in its enforcement, examination, and rulemaking activities.  These and other regulatory developments could adversely affect our and our Affiliates’ businesses, increase compliance and operational costs, require that we or our Affiliates change or curtail operations or investment offerings, or impact our and our Affiliates’ access to capital and the market for our common stock.

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
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based or have offices outside the U.S. and, accordingly, are subject to risks inherent in doing business internationally.  These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory and other fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks, and potential adverse tax consequences.  For example, regulations in the European Union (the “EU”) pertaining to the integration of environmental, social, and governance topics into, among other things, the organizational, risk, and governance arrangements of certain financial entities, and increased disclosure requirements with regard to such factors generally, may materially impact the investment management industry in member states that have adopted, or may in the future adopt, such legislation.  Conversely, opposition to environmental, social, and governance initiatives has gained momentum in the U.S., with several states and
Congress having proposed or enacted policies, legislation, or initiatives opposing such efforts.  The dynamic nature of environmental, social, and governance-related regulations could impact our or our Affiliates’ businesses, increase regulatory and compliance costs, and adversely affect our profitability, which effects could be exacerbated in the event of regulatory uncertainty or conflicting or inconsistent regulatory guidance related thereto, including in the U.S. and the UK, as applicable.
In addition, as a result of operating internationally, certain of our Affiliates and our global capital distribution platform are subject to requirements under foreign regulations to maintain minimum levels of capital.  Such capital requirements may be increased from time to time with limited advance notice, which may have the effect of limiting withdrawals of capital and the payment of distributions to us or, if there were a significant change in the required capital or an extraordinary loss or charge against net capital at a particular Affiliate, could adversely impact such Affiliate’s ability to expand or maintain operations.
These or other risks related to our and our Affiliates’ international operations may have an adverse effect on our business, financial condition, and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition, and results of operations.
We are subject to income taxes as well as non-income based taxes in the U.S. and certain foreign jurisdictions, and our
Affiliates are generally subject to taxes in the jurisdictions in which they operate.  Tax laws, regulations and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals.  Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices, and interpretations.  In the U.S., the new presidential administration has indicated that it may pursue various tax reform proposals, which, if ultimately enacted into legislation, could materially impact our tax provision, deferred tax assets, and tax liabilities, or impact decisions on how to return value to stockholders in the most efficient manner.  Further, a portion of our earnings is from outside of the U.S., and the foreign government agencies in jurisdictions in which we and our Affiliates do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws.  For example, the Organization for Economic Co-
operation and Development (“OECD”) has agreed to a two-pillar approach to global taxation focusing on global profit allocation, referred to as Pillar One, and a 15% global minimum corporate tax rate (“Pillar Two”), effective for fiscal years beginning on or after December 31, 2023.  Many countries, including jurisdictions in which we or our Affiliates do business, are enacting changes to their tax laws to adopt certain portions of the OECD’s proposals.  The potential effects may vary depending on the specific provisions and rules implemented by each jurisdiction.  We cannot predict future changes in the tax laws, regulations, administrative guidance, or judicial decisions to which we and our Affiliates are subject or that could apply to our and our Affiliates’ businesses, and any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information, including in connection with
Pillar Two or otherwise, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, any of which could have an adverse effect on our business, financial condition, and results of operations.

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
Our operating agreements with our Affiliates provide for governance structures that give Affiliate management the authority to manage and operate their businesses on a day-to-day basis, including investment management operations, marketing, product development, client relationships, employee matters, compensation programs, and compliance activities.  As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-
to-day operations of our Affiliates that we are not involved in, and where weaknesses or failures in internal processes or systems, legal or regulatory matters, or other operational challenges could lead to a disruption or cessation of our Affiliates’
operations, liability to their clients, exposure to claims or disciplinary action, or reputational harm.
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent).  Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment.  Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an
Affiliate may default on distributions that are payable to us.  In addition, with respect to each of these Affiliates, we may be held liable in some circumstances as a control person for the acts of the Affiliate or its employees.  Further, we also conduct compliance, governance, and operational activities, including with respect to distribution, sales, and marketing, through our
U.S. wealth and global distribution platforms to extend the reach of our Affiliates, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates or third-party service providers, could result in direct liability to us.  Accordingly, we and our Affiliates may face various claims, litigation, or complaints from time to time, and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period.  See “Legal Proceedings” in Item 3.  While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our
Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost.  Any legal proceedings or regulatory matters that we or our
Affiliates are subject to could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources, and could result in judgments, findings, settlements, or allegations of wrongdoing that could adversely affect our or their reputation, current and future business relationships, and our financial condition and results of operations.
Our or our Affiliates’ controls and procedures and risk management policies may be inadequate, fail or be circumvented, and operational risk could adversely affect our or our Affiliates’ reputation and financial position.
We and our Affiliates have adopted various controls, procedures, policies, and systems to monitor and manage risk in our and their businesses.  While we currently believe that our and our Affiliates’ operational controls, including controls over compliance and over financial reporting, are effective, we cannot provide assurance that those controls, procedures, policies, and systems will always be adequate to identify and manage the internal and external risks in our and our Affiliates’ various businesses.  Furthermore, we or our Affiliates may have errors in business processes or fail to implement proper procedures in operating our respective businesses, which may expose us or our Affiliates to risk of financial loss or failure to comply with regulatory requirements.  Additionally, although we and our Affiliates have systems and practices in place to monitor our respective third-party service providers, such third parties are subject to similar risks.  For example, as we and our Affiliates increasingly rely on outsourced support services, including for certain fund administration and compliance functions, any disruptions or operational difficulties by such service providers (including to their information technology infrastructure), and our or our Affiliates’ inability to make alternative arrangements in a timely manner, could result in significant disruption to our respective business operations.  We and our Affiliates, as well as our respective third-party service providers, are also subject to the risk that employees or contractors, or other third parties, may deliberately seek to circumvent established controls to commit fraud or act in ways that are inconsistent with our or their controls, policies, and procedures, and which may be harder to monitor in remote work environments.  The financial and reputational impact of control failures can be significant.

In addition, our and our Affiliates’ businesses and the markets in which we and our Affiliates operate are continuously evolving.  For example, the use of AI technologies by us, our Affiliates, or our respective third-party service providers could result in new and expanded risks, particularly as the use of AI applications increases in prevalence and scope.  Failure by us to effectively manage the development and use of AI, our competitors’ development or use of AI, and an evolving AI regulatory environment could have an adverse effect on our growth prospects, reputation, or business and results of operations.  If our or our Affiliates’ risk frameworks are ineffective, either because of a failure to keep pace with changes in the financial markets, technological advancements, or regulatory requirements, our or our Affiliates’ businesses, counterparties, clients, or respective third-party service providers, or for other reasons, we or our Affiliates could incur losses, suffer reputational damage, or be out of compliance with applicable regulatory or contractual mandates or expectations.
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
Our computer systems, software, internal and cloud-based networks, and mobile devices are vulnerable to cyber-attacks, data privacy or security breaches, phishing schemes and related fraud attempts, ransomware, social engineering, unauthorized access, theft, misuse, computer viruses, or other malicious code and other events that could have a security impact.  Any such cyber-attacks could have a material impact on our financial conditions or results of operations.  Further, third parties on whom we and our Affiliates rely, including those providing cloud-based network services, may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-
attacks, data breaches, or other incidents.  If any such events occur, it could jeopardize confidential, proprietary, or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks, and mobile devices, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely.  The advancement of AI has given rise to additional vulnerabilities and potential entry points for cyber threats, providing threat actors with additional tools to automate attacks, evade detection, generate sophisticated phishing emails, or impersonate legitimate businesses or individuals.  Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates, or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources.  Further, human errors may occur from time to time at our third-party service providers’ staff or among our or our Affiliates’ employees, which can lead to or exacerbate security vulnerabilities or attacks.  The increasing frequency, scope, and sophistication of these cyber threats, and involvement of large criminal organizations that share tactics and strategies, including in foreign jurisdictions in which we and our Affiliates operate, along with the continued reliance on work-from-home environments, personal mobile and computing technologies, and third-party web conferencing services, have increased exposures to these security-related risks.  As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions, or legal liability, any of which could have an adverse effect on our financial condition and results of operations.  We or our
Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation, regulatory investigations, and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain.  Additionally, given our business model of providing our Affiliates with autonomy in managing their businesses, we do not control, and may have limited involvement in, the design, oversight, and maintenance of their technology systems and networks, as well as in the identification of or response to any cyber-attacks, data breaches, or other incidents.  See
“Cybersecurity” in Item 1C.
Further, government and regulatory oversight of data privacy in particular has become a priority for regulators around the world, including as examples, through the EU’s General Data Protection Regulation and the California Privacy Rights Act,
resulting in heightened data security and handling requirements, increased enforcement risk and fines, increased compliance costs, and expanded incident response and reporting obligations.  More recently, the SEC has implemented new rules related to cybersecurity risk management for public companies and may implement similar new rules for registered investment advisers, broker-dealers, and funds, which have resulted or may result, as applicable, in increased disclosure requirements, obligations to report certain cybersecurity incidents to the SEC, and liabilities related to our and our Affiliates’ technology systems and networks.  Recent well-publicized security breaches and service outages at other companies have exemplified security-related vulnerabilities, and may lead to further government and regulatory scrutiny and heightened security requirements both in the
U.S. and in other jurisdictions in which we and our Affiliates operate.
Item 1B.Unresolved Staff Comments
None.
Item 1C.Cybersecurity
Risk Management and Strategy
Our cybersecurity risk management program is integrated into our overall risk management framework.  We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices.  To protect our information systems from cybersecurity threats, we use various security tools that help us identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.
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
Our information security organization comprises internal and external resources designed to identify, protect, detect, mitigate, resolve, and recover from various threats and attacks by malicious actors.  We leverage 24x7x365 monitoring tools and services to address the confidentiality, integrity, and availability of AMG assets and data.  Regular internal and third-party reviews are performed on our processes and technologies to validate the effectiveness of our privacy and data security controls and safeguards.  We monitor industry best practices and developments in data privacy and security and have increased scrutiny of third-party service providers with access to sensitive AMG data, including through security risk assessments at the time of initial contract, periodically as part of our third-party risk management process, and upon detection of an increase in the vendor’s risk profile.  In addition, we require key providers to meet appropriate security requirements and controls, and we investigate security incidents that have impacted our third-party providers, as appropriate.  We also have our own fully documented proprietary security incident response plan, with defined roles and responsibilities that address notification obligations and incident response procedures in the event of a data security breach.  We are dedicated to business continuity and resiliency, and have documented strategies, policies, and procedures in place designed to protect employee, business, Affiliate, and Affiliate client data in the event of an emergency or natural disaster.
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
The CIO, in coordination with the Information Security Governance Committee, is responsible for leading the assessment and management of cybersecurity risks.  The current CIO has over 25 years of experience in information security, including serving as our CIO since 2016, and holds a B.A. in Business with a focus in Computer Science.  The CIO reports to the Board of Directors as part of the Information Security Governance Committee’s updates discussed above and regularly communicates with the other members of the Information Security Governance Committee and senior management regarding cybersecurity risks.
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
Our common stock is traded on the New York Stock Exchange (symbol: AMG).  As of February 12, 2025, there were 27 stockholders of record, including banks, brokers, and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2024 . . . . . . . . . . .	—	$—	—	$—	5,937,859
November 1-30, 2024 . . . . . . . . .	121,762	183.46	121,762	183.46	5,816,097
December 1-31, 2024 . . . . . . . . .	525,507	185.84	525,507	185.84	5,290,590
Total . . . . . . . . . . . . . . . . . . . . .	647,269	185.39	647,269	185.39
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in October 2022, October 2023, and July 2024 to repurchase up to 3.0 million, 3.3 million, and 5.4 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of March 31, 2024 and
December 31, 2024, we had repurchased all of the shares in the repurchase programs authorized in October 2022 and
October 2023, respectively.
For the years ended December 31, 2022, 2023, and 2024, we repurchased 4.5 million, 3.0 million, and 4.3 million shares of our common stock at an average price per share of $144.45, $132.99, and $162.65, respectively.

Performance Graph
Our peer group comprises AllianceBernstein Holding L.P., Artisan Partners Asset Management Inc., Blue Owl Capital
Inc., The Carlyle Group Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc,
Lazard Ltd., TPG Inc., Victory Capital Holdings, Inc., and Virtus Investment Partners, Inc.  Prior to 2024, our peer group also included Ares Management Corporation. In keeping with its regular review and evaluation of the peer group, the
Compensation Committee of our Board of Directors further refined our peer group in 2024 to reflect our Company’s growth, overall changes in the asset management industry, and the business models, size, and scope of our competitors.  The following graph compares the cumulative stockholder return on our common stock from December 31, 2019 through December 31, 2024, with the cumulative total return, during the same period, on the Standard & Poor’s MidCap 400 Index, our prior peer group, and our current peer group.  The comparison below assumes the investment of $100 on December 31, 2019 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.
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
Our discussion and analysis of the key operating performance measures and financial results for fiscal year 2024 compared to fiscal year 2023 is included herein.  For discussion and analysis of fiscal year 2023 compared to fiscal year 2022, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II
in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on
February 16, 2024.
Executive Overview
AMG is a strategic partner to leading independent investment firms globally.  Our strategy is to generate long-term value by investing in high-quality independent partner-owned firms, which we refer to as “Affiliates,” through a proven partnership approach, and allocating resources across our unique opportunity set to the areas of highest growth and return.  With their entrepreneurial, investment-centric cultures and alignment of interests with clients through direct equity ownership by firm principals, independent firms have fundamental competitive advantages in offering unique return streams to the marketplace.
Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including growth capital, product strategy and development, capital formation, and incentive alignment and succession planning.  As of
December 31, 2024, our aggregate assets under management were approximately $708 billion across a diverse range of private markets, liquid alternatives, and differentiated long-only investment strategies.
On February 6, 2025, we announced the completion of our minority investment in NorthBridge Partners, LLC
(“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets.  Following the close of the transaction, NorthBridge partners continue to hold a significant majority of the equity of the firm and direct its day-to-day operations.  The financial results will be recognized in the Consolidated Financial Statements one quarter in arrears.
Operating Performance Measures
Under accounting principles generally accepted in the U.S. (“GAAP”), we are required to consolidate certain of our
Affiliates and use the equity method of accounting for others.  Whether we consolidate an Affiliate or use the equity method of accounting, we maintain the same innovative partnership approach and provide support and assistance in substantially the same manner for all of our Affiliates.  Furthermore, all of our Affiliates are investment managers and are impacted by similar marketplace factors and industry trends.  Therefore, certain key aggregate operating performance measures are important in providing management with a comprehensive view of the operating performance and material trends across our entire business.
The following table presents our key aggregate operating performance measures:

	As of and for the Years Ended December 31,
(in billions, except as noted)	2022	2023	% Change	2024	% Change
Assets under management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$650.8	$672.7	3%	$707.9	5%
Average assets under management . . . . . . . . . . . . . . . . . . . . . . . . .	709.4	660.3	(7)%	700.5	6%
Aggregate fees (in millions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,560.5	5,066.6	(9)%	5,236.0	3%
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
Assets Under Management
Our Affiliates manage capital on behalf of clients across a diverse range of investment strategies.  Our Affiliates earn asset-
based fees on the capital that they manage and certain of our Affiliate’s strategies earn performance-based fees based on the performance generated by their investment products.  Assets under management increased during the year ended December 31,
2024, primarily driven by investment performance generated across our Affiliates, partially offset by net outflows.  We continue to see client demand for alternative strategies (both in private markets and liquid alternatives), as evidenced by our net inflows in this category, but our equity strategies experienced net outflows in line with trends across the industry.  As we continue to invest in new and existing Affiliates, we expect to further evolve our business mix and better position AMG to benefit from industry growth trends.
The following table presents changes in our assets under management by strategy:

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities(1)	Multi-Asset & Fixed Income	Total
December 31, 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$114.8	$124.0	$329.4	$104.5	$672.7
Client cash inflows and commitments . . . . . . . . . . . .	23.7	27.5	38.1	22.1	111.4
Client cash outflows . . . . . . . . . . . . . . . . . . . . . . . . .	(0.2)	(25.6)	(80.2)	(19.3)	(125.3)
Net client cash flows . . . . . . . . . . . . . . . . . . . . . .	23.5	1.9	(42.1)	2.8	(13.9)
New investments . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.7	—	—	0.7	1.4
Market changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.4	10.6	41.4	8.7	61.1
Foreign exchange(2) . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.3)	(0.8)	(4.6)	(1.2)	(6.9)
Realizations and distributions (net) . . . . . . . . . . . . . .	(4.4)	(0.5)	(1.4)	(0.3)	(6.6)
Other(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.7	5.5	(6.5)	0.4	0.1
December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$135.4	$140.7	$316.2	$115.6	$707.9
___________________________
(1)Equities includes assets under management attributable to both global equities and U.S. equities.
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19%	85%	84%

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20%	87%	95%	87%
Equities(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45%	36%	53%	53%
Multi-asset and fixed income(4) . . . . . . . . . . . . . . . . . . . . . . . .	16%	N/A	N/A	N/A

___________________________
(1)Past performance is not indicative of future results.  Performance and AUM information is as of December 31, 2024 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
(2)For private markets products, performance is reported as the percentage of assets that have outperformed benchmarks on a since-inception internal rate of return basis.  Benchmarks utilized include a combination of public market equivalents, peer medians, and absolute returns where benchmarks are not available.  For purposes of investment performance comparisons, the latest vintage comparison includes the most recent vehicles and strategies (traditional long-duration investment funds, customized vehicles, and other evergreen vehicles and product structures) where meaningful performance is available and calculable.  In order to illustrate the performance of our private markets product category over a longer period of history, the last three vintages comparison incorporates the latest vintage vehicles and the prior two vintages for traditional long-
duration investment funds, as well as additional vehicles and strategies launched during the equivalent time period as the last three vintages of traditional long-duration investment funds.  Due to the nature of these investments and vehicles, reported performance is typically on a three- to six-month lag basis.
(3)For liquid alternative and equity products, performance is reported as the percentage of assets that have outperformed benchmarks across the indicated periods, and excludes market-hedging products.  For purposes of investment performance comparisons, products are an aggregation of portfolios (separate accounts, investment funds, and other products) that each represent a particular investment objective, using the most representative portfolio for the performance comparison.
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
(4)Multi-asset and fixed income products are mainly our wealth management and solutions offerings.  These investment products are primarily customized toward wealth preservation, estate planning, and liability and tax management, and therefore are typically not measured against a benchmark.
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
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally recognized less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of December 31, 2024, approximately 27% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 12% and 47%
of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.  We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominately earned by our
Affiliates accounted for under the equity method.
Aggregate fees were $5,236.0 million in 2024, an increase of $169.4 million or 3% as compared to 2023.  The increase in our aggregate fees was due to a $323.1 million or 6% increase from asset-based fees, offset by a $153.7 million or 3% decrease from performance-based fees, primarily in our liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our average assets under management, primarily in our liquid alternative and private markets strategies, and changes in the composition of our assets under management primarily driven by investments in new Affiliates.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2022	2023	% Change	2024	% Change
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,388.1	$906.1	(35)%	$740.6	(18)%
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . .	1,145.9	672.9	(41)%	511.6	(24)%
Adjusted EBITDA (controlling interest)(1) . . . . . . . . . . . . . . . . . . .	1,053.8	935.7	(11)%	973.1	4%
Economic net income (controlling interest)(1) . . . . . . . . . . . . . . . . .	797.2	717.8	(10)%	701.6	(2)%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Net income (controlling interest) decreased $161.3 million or 24% in 2024.  This decrease was primarily due to the recognition of a $133.1 million pre-tax gain associated with the sale of our equity interest in Veritable, LP, one of our consolidated Affiliates, in the third quarter of 2023 (the “Veritable Transaction”) and a $38.3 million decrease in Investment and other income attributable to the controlling interest.
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business.  Adjusted EBITDA (controlling interest) increased $37.4 million or 4% in 2024, primarily from investments in new Affiliates and the recognition of performance-based fees earned by Affiliates in which we hold a greater economic interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses primarily related to our acquisition of interests in Affiliates and improves comparability of performance between periods.  Economic net income (controlling interest) decreased $16.2 million or 2% in 2024, primarily due to a $32.8 million increase in current and other deferred taxes attributable to the controlling interest and a $9.5 million increase in Interest expense attributable to the controlling interest.  These decreases were partially offset by a $37.4 million or 4% increase in Adjusted EBITDA (controlling interest).
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
Consolidated Revenue
Our Consolidated revenue is derived from our consolidated Affiliates, primarily from asset-based fees from investment management services.  For these Affiliates, we typically use operating structures where we contractually share in the Affiliate’s revenue without regard to expenses.  Consolidated revenue is generally determined by the level of our consolidated Affiliates’
average assets under management and the composition of these assets across our consolidated Affiliates’ investment strategies with different asset-based fee ratios and performance-based fees.
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2022	2023	% Change	2024	% Change
Consolidated Affiliate average assets under management (in billions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$422.2	$393.7	(7)%	$399.3	1%
Consolidated revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,329.6	$2,057.8	(12)%	$2,040.9	(1)%
Our Consolidated revenue decreased $16.9 million or 1% in 2024, primarily due to a $20.3 million or 1% decrease from asset-based fees.  The decrease in asset-based fees was principally due to changes in the composition of our assets under management, including the impact of the Veritable Transaction, partially offset by an increase in our consolidated Affiliate average assets under management, primarily in our private markets strategies.
Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2022	2023	% Change	2024	% Change
Compensation and related expenses . . . . . . . . . . . . . . . . . . . . . . . .	$1,071.5	$907.5	(15)%	$915.3	1%
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . . . .	385.5	358.2	(7)%	376.5	5%
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . .	51.6	48.3	(6)%	29.0	(40)%
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	114.4	123.8	8%	133.3	8%
Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . .	15.8	13.0	(18)%	13.4	3%
Other expenses (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34.7	45.8	32%	40.3	(12)%
Total consolidated expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,673.5	$1,496.6	(11)%	$1,507.8	1%
Compensation and related expenses increased $7.8 million or 1% in 2024, primarily due to a $16.3 million increase in compensation accruals and a $6.9 million increase in Affiliate equity compensation expense.  These increases were partially offset by a $16.0 million decrease in compensation and related expenses due to the Veritable Transaction.
Selling, general and administrative expenses increased $18.3 million or 5% in 2024, primarily due to a $22.4 million increase in distribution and investment-related expenses, principally as a result of the increase in average assets under management on which these expenses are incurred.  This increase was partially offset by a $2.4 million decrease in professional fees and a $1.6 million decrease in non-income based taxes.
Intangible amortization and impairments decreased $19.3 million or 40% in 2024, primarily due to a $14.1 million decrease in amortization expense related to certain definite-lived assets being fully amortized and a $5.0 million decrease due to the Veritable Transaction.
Interest expense increased $9.5 million or 8% in 2024, primarily due to a $23.8 million increase from our 6.75% junior subordinated notes issued in March 2024 (the “2064 junior subordinated notes”) and an $8.1 million increase from our 5.50%
senior unsecured notes issued in August 2024 (the “2034 senior notes”).  These increases were partially offset by a $15.5 million decrease due to the maturity of our 4.25% senior notes in February 2024 (the “2024 senior notes”) and an $8.2 million decrease due to the repayment of our senior unsecured term loan facility (the “term loan”).
There were no significant changes to Depreciation and other amortization in 2024.
Other expenses (net) decreased $5.5 million or 12% in 2024, primarily due to a $2.7 million decrease in expenses related to changes in the values of contingent payment obligations and a $1.5 million decrease in rent and related office costs.
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
For a majority of these Affiliates, we use operating structures where we contractually share in the Affiliate’s revenue less agreed-upon expenses.  We also use operating structures where we contractually share in the Affiliate’s revenue without regard to expenses.
Our equity method revenue is derived primarily from asset- and performance-based fees from investment management services earned by our equity method Affiliates. Equity method revenue incorporates the total asset- and performance-based fees earned by all of our Affiliates accounted for under the equity method and is generally determined by the level of our equity method Affiliate average assets under management and the composition of these assets across our strategies with different asset-based fee ratios and performance-based fees.  Our Affiliates accounted for under the equity method manage a greater proportion of assets subject to performance-based fees than our consolidated Affiliates and, as a result, equity method revenue will generally have more performance-based fees than Consolidated revenue.
The following table presents equity method Affiliate average assets under management and equity method Affiliate revenue (“equity method revenue”), as well as equity method earnings, equity method intangible amortization, and equity method intangible impairments, if any, which in aggregate form Equity method income (net):

	For the Years Ended December 31,
(in millions, except as noted)	2022	2023	% Change	2024	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$287.2	$266.6	(7)%	$301.2	13%
Equity method revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,230.9	$3,008.8	(7)%	$3,195.1	6%

Financial Performance Measures
Equity method earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$497.2	$375.6	(24)%	$442.7	18%
Equity method intangible amortization . . . . . . . . . . . . . . . . . . . . .	(109.1)	(86.0)	(21)%	(90.1)	5%
Equity method intangible impairments . . . . . . . . . . . . . . . . . . . . . .	(50.0)	(9.6)	(81)%	(39.9)	N.M.(1)
Equity method income (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$338.1	$280.0	(17)%	$312.7	12%
___________________________
(1)Percent change is not meaningful.
Our equity method revenue increased $186.3 million or 6% in 2024, due to a $343.4 million or 11% increase from asset-
based fees, offset by a $157.1 million or 5% decrease from performance-based fees, primarily in our liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliate average assets under management, primarily in our liquid alternative and private markets strategies, and changes in the composition of our assets under management primarily driven by investments in new Affiliates.
Equity method earnings increased $67.1 million or 18% in 2024, primarily due to a $186.3 million or 6% increase in equity method revenue.  Equity method earnings increased more than equity method revenue on a percentage basis primarily due to an increase in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses and the recognition of performance-based fees earned by Affiliates in which we hold a greater economic interest.
Equity method intangible amortization increased $4.1 million or 5% in 2024, primarily due to a $19.5 million increase in amortization expense due to investments in new Affiliates and a $17.9 million increase in amortization expense due to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.  These increases were partially offset by a $33.3 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Equity method intangible impairments increased $30.3 million in 2024.  See Note 8 of our Consolidated Financial
Statements.
Affiliate Transaction Gains
For the years ended December 31, 2022 and 2023, we recorded gains of $641.9 million on the sale of our equity interest in
Baring Private Equity Asia ("BPEA") to EQT AB ("EQT"), a public company listed on the Nasdaq Stockholm (EQT.ST) (the
"BPEA Transaction"), in connection with the strategic combination of BPEA and EQT, which was completed in the fourth quarter of 2022, and $133.1 million on the Veritable Transaction, respectively.  See Notes 7 and 8 of our Consolidated
Financial Statements.
Investment and Other Income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2022	2023	% Change	2024	% Change
Investment and other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$110.3	$117.1	6%	$77.4	(34)%

Investment and other income decreased $39.7 million or 34% in 2024, primarily due to a $35.3 million decrease in net realized and unrealized gains on investments in marketable securities.
Income Tax Expense
The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2022	2023	% Change	2024	% Change
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$358.3	$185.3	(48)%	$182.6	(1)%
Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
Income tax expense decreased $2.7 million or 1% in 2024.  Our effective rate (controlling interest) for the year ended
December 31, 2024 was 25.5% as compared to 20.9% for the year ended December 31, 2023.  The increase in the tax rate
(controlling interest) was primarily due to discrete foreign tax benefits for the year ended December 31, 2023, and an expense to reduce the carrying value of an Affiliate to fair value for which no tax benefit was recorded, partially offset by higher tax windfalls attributable to share-based compensation, for the year ended December 31, 2024.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Years Ended December 31,
(in millions)	2022	2023	% Change	2024	% Change
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,388.1	$906.1	(35)%	$740.6	(18)%
Net income (non-controlling interests) . . . . . . . . . . . . . . . . . . . . . .	242.2	233.2	(4)%	229.0	(2)%
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . .	1,145.9	672.9	(41)%	511.6	(24)%
Net income (controlling interest) decreased $161.3 million or 24% in 2024, primarily due to the recognition of a pre-tax gain associated with the Veritable Transaction in the third quarter of 2023 and a decrease in Investment and other income attributable to the controlling interest.
Supplemental Financial Performance Measures
As supplemental information to our GAAP performance measures, including Net income (see Note 21 of our Consolidated
Financial Statements), we provide non-GAAP performance measures of Adjusted EBITDA (controlling interest), Economic net income (controlling interest), and Economic earnings per share.  We believe that many investors use our Adjusted EBITDA
(controlling interest) when comparing our financial performance to other companies in the investment management industry.
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
These non-GAAP performance measures are provided in addition to, but not as a substitute for, Net income, Net income
(controlling interest), Earnings per share, or other GAAP performance measures.
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

	For the Years Ended December 31,
(in millions)	2022	2023	2024
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,145.9	$672.9	$511.6
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	114.4	123.8	133.3
Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	347.4	185.2	187.9
Intangible amortization and impairments(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	195.0	128.5	149.2
Affiliate Transactions(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(743.6)	(162.7)	—
Other items(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(5.3)	(12.0)	(8.9)
Adjusted EBITDA (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,053.8	$935.7	$973.1
___________________________
(1)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates.  For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income.  Our share of these Affiliates’ amortization and impairments is included in Equity method income (net).  The following table presents the
Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2022	2023	2024
Consolidated intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . .	$51.6	$48.3	$29.0
Consolidated intangible amortization and impairments (non-controlling interests) . . .	(15.7)	(15.4)	(9.8)
Equity method intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . .	159.1	95.6	130.0
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$195.0	$128.5	$149.2
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

	For the Years Ended December 31,
(in millions, except per share data)	2022	2023	2024
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,145.9	$672.9	$511.6
Intangible amortization and impairments(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	195.0	128.5	149.2
Intangible-related deferred taxes(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45.5	57.3	61.9
Affiliate Transactions(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(576.0)	(122.1)	—
Other economic items(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(13.2)	(18.8)	(21.1)
Economic net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$797.2	$717.8	$701.6
Average shares outstanding (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49.0	42.2	36.1
Hypothetical issuance of shares to settle Redeemable non-controlling interests . . . . . . . .	(7.4)	(3.7)	(1.6)
Assumed issuance of junior convertible securities shares . . . . . . . . . . . . . . . . . . . . . . . . .	(1.8)	(1.7)	(1.7)
Average shares outstanding (adjusted diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39.8	36.8	32.8
Economic earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$20.02	$19.48	$21.36
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
(4)Other economic items include certain Affiliate equity activity, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the years ended December 31, 2022, 2023, and 2024, other economic items were net of income tax expense (benefit) of $(6.4) million, $5.2 million, and $4.1 million, respectively.
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
Cash and cash equivalents were $950.0 million as of December 31, 2024 and were attributable to both our controlling and the non-controlling interests.  In 2024, we met our cash requirements primarily through cash generated by operating activities.
Our principal uses of cash in 2024 were for the return of excess capital through share repurchases, repayment of debt, purchases of investment securities, and distributions to Affiliate equity holders.
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
capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.

The following table presents operating, investing, and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2022	2023	2024
Operating cash flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,054.7	$874.3	$932.1
Investing cash flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(109.9)	264.5	379.1
Financing cash flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1,402.9)	(758.3)	(1,175.9)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the year ended December 31, 2024, Cash flows from operating activities were $932.1 million, primarily from Net income of $740.6 million and distributions of earnings received from equity method investments of $403.9 million.  These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $56.8 million.  In 2024, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the year ended December 31, 2024, Cash flows from investing activities were $379.1 million, primarily due to $898.1 million of maturities and sales of investment securities, partially offset by $510.4 million of purchases of investment securities.
In 2024, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the year ended December 31, 2024, Cash flows used in financing activities were $1,175.9 million, primarily due to
$709.8 million of repurchases of common stock, net, repayment of senior notes and senior bank debt of $400.0 million and
$350.0 million, respectively, $258.0 million of distributions to non-controlling interests, $100.2 million of Affiliate equity purchases, net of issuances, and $98.7 million of deferred payments.  These items were partially offset by the issuance of junior subordinated notes and senior notes of $450.0 million and $397.6 million, respectively.  In 2024, financing cash flows were primarily attributable to the controlling interest.
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
As of December 31, 2024, the current redemption value of Affiliate equity interests was $405.3 million, of which $350.5 million was presented as Redeemable non-controlling interests (including $12.9 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $54.8 million was included in Other liabilities.
Although the timing and amounts of these purchases are difficult to predict, we paid $106.5 million for Affiliate equity purchases and received $6.3 million for Affiliate equity issuances in 2024, and we expect net purchases of approximately $175 million of Affiliate equity in 2025.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 15 and 16 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in October 2022, October 2023, and July 2024 to repurchase up to 3.0 million, 3.3 million, and 5.4 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  For the year ended December 31, 2024, we repurchased 4.3 million shares of our common stock at an average price per share of $162.65.  As of March 31, 2024, we had repurchased all of the shares in the repurchase program authorized in October 2022.  As of December 31, 2024, we had repurchased all of the shares in the repurchase program authorized in October 2023, and there were a total of 5.3 million shares available for repurchase under our July 2024 share repurchase program.
Debt
The following table presents the carrying value of our outstanding indebtedness.  The weighted average maturity of our outstanding debt is 21 years, with approximately 87% of debt maturing in 2030 and beyond.  Our nearest term maturity relates to our $350.0 million senior notes due August 2025 (“the 2025 senior notes”).  See Note 5 of our Consolidated Financial
Statements.

	December 31,
(in millions)	2022	2023	2024
Senior bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$350.0	$350.0	$—
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,098.7	1,099.4	1,097.4
Junior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	765.9	765.9	1,216.0
Junior convertible securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	341.7	341.7	341.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
During the year ended December 31, 2024, we repaid the $350.0 million outstanding under the term loan.
As of December 31, 2024, we had a $1.25 billion revolver.  We amended and restated the revolver in November 2024, extending the maturity from October 25, 2027 to November 15, 2029, and the term loan terminated upon payment in full in the third quarter of 2024.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million.
Under the terms of the revolver we are required to meet two financial ratio covenants.  The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x.  The second covenant is a minimum EBITDA to cash interest expense ratio of 3.00x (the “bank interest coverage ratio”).  For purposes of calculating these ratios, share-based compensation and certain Affiliate equity expenses, among other specified expenses, charges, and costs, are added back to
Adjusted EBITDA.  As of December 31, 2024, our bank leverage and bank interest coverage ratios were 0.9x and 8.1x, respectively.
As of December 31, 2024, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with all of the terms of the revolver.
Senior Notes
In the first quarter of 2024, our $400.0 million 2024 senior notes matured and were fully repaid.
As of December 31, 2024, we had senior notes outstanding, the respective principal terms of which are presented below:

	2025 Senior Notes	2030 Senior Notes	2034 Senior Notes
Issue date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	February 2015	June 2020	August 2024
Maturity date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	August 2025	June 2030	August 2034
Par value (in millions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$350.0	$350.0	$400.0
Stated coupon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.50%	3.30%	5.50%
Coupon frequency . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	Semi-annually	Semi-annually	Semi-annually
In the third quarter of 2024, we issued $400.0 million of 2034 senior unsecured notes with a maturity date of August 20,
2034.  Interest is payable beginning February 20, 2025.  In addition to customary event of default provisions, the indenture governing the 2034 senior notes limits our ability to consolidate, merge or sell all or substantially all of its assets and requires us to make an offer to repurchase the 2034 senior notes upon certain change of control triggering events.
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
We have used a majority of the net proceeds from the 2034 senior notes for the repayment of the term loan, and in the future intend to use the remaining net proceeds for general corporate purposes, which may include share repurchases and investments in new and existing Affiliates, as well as further repayment or refinancing of indebtedness.
Junior Subordinated Notes
As of December 31, 2024, we had junior subordinated notes outstanding, the respective principal terms of which are presented below:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes	2064 Junior Subordinated Notes
Issue date . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	March 2019	September 2020	July 2021	March 2024
Maturity date . . . . . . . . . . . . . . . . . . . . . . . . . .	March 2059	September 2060	September 2061	March 2064
Par value (in millions) . . . . . . . . . . . . . . . . . . .	$300.0	$275.0	$200.0	$450.0
Stated coupon . . . . . . . . . . . . . . . . . . . . . . . . .	5.875%	4.75%	4.20%	6.75%
Coupon frequency . . . . . . . . . . . . . . . . . . . . . .	Quarterly	Quarterly	Quarterly	Quarterly
NYSE Symbol . . . . . . . . . . . . . . . . . . . . . . . . .	MGR	MGRB	MGRD	MGRE
In the first quarter of 2024, we issued $450.0 million of 2064 junior subordinated notes with a maturity date of March 30,
2064.  Interest was payable commencing on June 30, 2024, and we have the right to defer interest payments in accordance with the terms of the notes.  The 2064 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of our current and future senior indebtedness.  As of December 31,
2024, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the 2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30,
2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100%
of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at our option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at
100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
We have used, and in the future intend to use, the net proceeds from the 2064 junior subordinated notes for general corporate purposes, which may include share repurchases, investments in new and existing Affiliates, and the repayment or refinancing of indebtedness.
Junior Convertible Securities
As of December 31, 2024, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities outstanding (the “junior convertible securities”) maturing in 2037.  The junior convertible securities were issued by
AMG Capital Trust II, a Delaware statutory trust, in October 2007.  Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust.  The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities.  We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities.  We do not consolidate the trust’s financial results into our Consolidated Financial Statements.

Holders of the junior convertible securities have no rights to put these securities to us.  Upon conversion, holders will receive cash or shares of our common stock, or a combination thereof, at our election.  We may redeem the junior convertible securities, subject to our stock trading at or above certain specified levels over specified times periods, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion.  The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require us to deduct interest in an amount greater than our reported interest expense.  We estimate that these deductions will generate annual deferred tax liabilities of approximately $10 million.  We did not repurchase any of our junior convertible securities during the years ended December 31, 2023 and 2024.
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
Commitments
See Note 6 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 3 and 6 of our Consolidated Financial Statements.
Leases
As of December 31, 2024, our lease obligations were $35.1 million through 2025, $51.7 million from 2026 through 2027,
$44.1 million from 2028 through 2029, and $47.3 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $9.3 million through 2025, $6.6 million from 2026 through 2027, $4.0 million from 2028 through
2029, and $6.4 million thereafter.  See Note 9 of our Consolidated Financial Statements.
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
We make judgments to determine the fair value of certain assets, liabilities, and equity interests when allocating the purchase price of our new investments, when revaluing our contingent payment obligations, when we issue or purchase
Affiliate equity interests, and when we test our goodwill, indefinite- and definite-lived acquired client relationships, or equity method investments for impairment.
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
Goodwill
Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not separately recognized.  We perform a qualitative impairment assessment at least annually to determine if the carrying value of our single reporting unit is in excess of its fair value.  In this qualitative assessment, we typically measure the excess of the fair value of our reporting unit over its carrying value using various qualitative and quantitative factors (including our market capitalization).  If there is an indication that the carrying value of the reporting unit is in excess of the fair value under this test, then we must determine if a potential impairment is more-likely-than-not.  To determine if a potential impairment is more-
likely-than-not, we perform a single step quantitative test with any excess of carrying value over fair value recorded as an expense in Intangible amortization and impairments.
We completed our annual qualitative goodwill impairment assessment as of September 30, 2024 and no impairment was indicated.  Based on our assessment, the fair value of our reporting unit was substantially greater than its respective carrying amount, including goodwill.
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
We perform indefinite-lived acquired client relationship impairment assessments annually, or more frequently should circumstances indicate fair value has declined below the related carrying value.  For purposes of our assessments, we consider various qualitative and quantitative factors to determine if it is more-likely-than-not that the fair value of each asset group is greater than its carrying amount.  If we determine that it is likely that the fair value has declined below our related carrying value, we perform discounted cash flow analyses to determine the fair value of the asset group and record an expense in
Intangible amortization and impairments to reduce the carrying value to its fair value.  In these analyses, the most relevant assumptions are revenue growth rates and discount rates.
For the year ended December 31, 2024, we completed our annual assessment and performed discounted cash flow analyses for certain asset groups due to continued declines in assets under management.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years ranging from (18)% to 0%, long-term revenue growth rates of
0.0%, and discount rates of 11.0%.  Our analyses indicated that the value of these asset groups exceeded their carrying value by less than 10%.  While we believe all assumptions utilized in our assessment are reasonable and appropriate, changes in these estimates could produce different values which could imply an impairment.  For example, assuming all other assumptions remain constant, a decrease in the revenue growth rate of 200 basis points or an increase in the discount rate of 100 basis points would result in an impairment of approximately $30 million.
Equity Method Investments in Affiliates
We periodically perform assessments to determine if the fair value of an investment may have declined below its related carrying value for our Affiliates accounted for under the equity method for a period that we consider to be other-than-
temporary.  We perform these assessments if certain triggering events occur or annually during the fourth quarter.  We first consider whether certain qualitative and quantitative factors (including discount rates) indicate an increased likelihood of a decline in the fair value of an Affiliate during the reporting period.  If such a decline is identified, and it is likely that an investment’s fair value may have declined below its carrying value, we perform a quantitative assessment to determine if an impairment exists.  Impairments are recorded as an expense in Equity method income (net) to reduce the carrying value of the
Affiliate to its fair value.
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

In the second quarter of 2024, the Company recorded a $39.9 million expense to reduce the carrying value of an Affiliate to fair value.  See Note 8 of our Consolidated Financial Statements.
For the year ended December 31, 2024, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no other impairments were indicated.
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
As of December 31, 2024, we estimate a proportional 1% change in the value of our assets under management would have resulted in a $15.9 million annualized change in asset-based fees in Consolidated revenue for our consolidated Affiliates and a
$15.9 million annualized change in asset-based fees in equity method revenue for our Affiliates accounted for under the equity method.  This proportional increase or decrease excludes assets under management on which asset-based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes, junior subordinated notes, and junior convertible securities.  While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities.  We estimate that a 1% change in interest rates would have resulted in a $226.1 million net change in the fair value of our fixed rate securities as of December 31, 2024.  We pay a variable rate of interest on any outstanding obligations under our revolver at specified rates, based either on an applicable term Secured Overnight Financing
Rate (“SOFR”) plus a SOFR adjustment of 0.10% or prime rate, plus a marginal rate determined based on our credit rating.  As of December 31, 2024, we had no outstanding borrowings under the revolver.
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
To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling, Canadian dollar, and Euro to U.S. dollar exchange rates would have resulted in an $8.4 million, $1.9 million, and $1.5 million change to stockholders’ equity, respectively, primarily based on the December 31, 2024 carrying value of Affiliates whose functional currency is the pound sterling, Canadian dollar, or the Euro.  For the year ended December 31, 2024, we estimate a 1% change in the pound sterling, Canadian dollar, and the Euro to U.S. dollar exchange rates would have resulted in
$1.2 million, $0.3 million, and $0.0 million in annual changes to Income before income taxes (controlling interest),
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
As of December 31, 2024, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
The Company’s internal control over financial reporting as of December 31, 2024 has been audited by
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its affiliates (the
“Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the
“consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of
December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United
States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013)
issued by the COSO.
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
Impairment Assessment for an Equity Method Investment in an Affiliate
As described in Notes 1 and 8 to the consolidated financial statements, management periodically evaluates its equity method investments in affiliates for impairment by performing assessments to determine if the fair value may have declined below the related carrying value for a period that they consider to be other-than-temporary. In the second quarter of 2024, management concluded that due to an anticipated decline in assets under management, which decreased the forecasted income associated with an equity method investment in an affiliate, there was a $39.9 million expense to reduce the carrying value of the equity method investment in an affiliate to fair value. The fair value of the equity method investment in an affiliate was determined using a discounted cash flow analysis that included discount rates for asset- and performance-based fees, long-term growth rate, growth in assets under management, and market participant tax rate. The Company’s equity method investments in affiliates
(net) balance was $2,246.6 million as of December 31, 2024, a portion which relates to the equity method investment in an affiliate with a reduction in the carrying value to fair value in the second quarter of 2024.
The principal considerations for our determination that performing procedures relating to the impairment assessment for an equity method investment in an affiliate is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the equity method investment in an affiliate, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates for asset- and performance-based fees, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment for the equity method investment in an affiliate, including controls over the discounted cash flow analysis and significant assumptions used to develop the fair value estimate of an equity method investment in an affiliate. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the equity method investment in an affiliate, (ii) evaluating the appropriateness of the discounted cash flow analysis used by management, (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis, and
(iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rates for asset-
and performance-based fees. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow analysis and (ii) the reasonableness of the discount rates for asset- and performance-based fees.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 14, 2025
We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2022	2023	2024
Consolidated revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,329.6	$2,057.8	$2,040.9

Consolidated expenses:
Compensation and related expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,071.5	907.5	915.3
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	385.5	358.2	376.5
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	51.6	48.3	29.0
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	114.4	123.8	133.3
Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15.8	13.0	13.4
Other expenses (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34.7	45.8	40.3
Total consolidated expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,673.5	1,496.6	1,507.8

Equity method income (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	338.1	280.0	312.7
Affiliate Transaction gains (Notes 7 and 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	641.9	133.1	—
Investment and other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	110.3	117.1	77.4
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,746.4	1,091.4	923.2

Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	358.3	185.3	182.6
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,388.1	906.1	740.6

Net income (non-controlling interests) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(242.2)	(233.2)	(229.0)
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,145.9	$672.9	$511.6

Average shares outstanding (basic) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38.5	35.1	31.1
Average shares outstanding (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49.0	42.2	36.1

Earnings per share (basic) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$29.77	$19.18	$16.45
Earnings per share (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$25.35	$17.42	$15.13
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2022	2023	2024
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,388.1	$906.1	$740.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(141.3)	41.1	1.5
Change in net realized and unrealized gain (loss) on derivative financial instruments . .	(0.5)	0.3	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities . . . . . . . . . . .	(1.0)	0.5	0.1
Other comprehensive income (loss), net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(142.8)	41.9	2.1
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,245.3	948.0	742.7
Comprehensive income (non-controlling interests) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(214.9)	(239.3)	(227.1)
Comprehensive income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,030.4	$708.7	$515.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2023	2024
Assets
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$813.6	$950.0
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	368.4	409.7
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	941.9	595.6
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,523.6	2,504.9
Acquired client relationships (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,812.4	1,777.8
Equity method investments in Affiliates (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,288.5	2,246.6
Fixed assets (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	67.3	57.6
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	243.9	288.7
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$9,059.6	$8,830.9
Liabilities and Equity
Payable and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$628.5	$639.1
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,537.5	2,620.2
Deferred tax liability (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	463.8	520.5
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	466.3	402.4
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,096.1	4,182.2
Commitments and contingencies (Note 6)
Redeemable non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	393.4	350.5
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2023 and 2024) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.6	0.6
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	741.4	733.1
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(167.6)	(163.6)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6,389.6	6,899.8
	6,964.0	7,469.9
Less: Treasury stock, at cost (25.3 shares in 2023 and 28.9 shares in 2024) . . . . . . . . . . . . . . . . .	(3,376.1)	(4,124.6)
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,587.9	3,345.3
Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	982.2	952.9
Total equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .	4,570.1	4,298.2
Total liabilities and equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$9,059.6	$8,830.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)

	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$651.6	$(87.9)	$4,569.5	$(2,347.4)	$924.2	$3,710.6
Impact of adoption of new accounting standard (ASU 2020-06) . . . . . . . . . .	—	(80.6)	—	4.5	—	—	(76.1)
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	1,145.9	—	242.2	1,388.1
Other comprehensive loss, net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	(115.5)	—	—	(27.3)	(142.8)
Share-based compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	62.4	—	—	—	—	62.4
Common stock issued under share-based incentive plans . . . . . . . . . . . . . . . .	—	(38.6)	—	—	21.5	—	(17.1)
Share repurchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(45.0)	—	—	(654.7)	—	(699.7)
Dividends ($0.04 per share) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	(1.7)	—	—	(1.7)
Affiliate equity activity:
Affiliate equity compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	9.5	—	—	—	46.4	55.9
Issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(12.2)	—	—	—	31.4	19.2
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	2.6	—	—	—	(14.6)	(12.0)
Changes in redemption value of Redeemable non-controlling interests . . .	—	145.8	—	—	—	—	145.8
Transfers to Redeemable non-controlling interests . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(1.8)	(1.8)
Capital contributions and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	86.7	86.7
Distributions to non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(341.9)	(341.9)
December 31, 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$695.5	$(203.4)	$5,718.2	$(2,980.6)	$945.3	$4,175.6
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	672.9	—	233.2	906.1
Other comprehensive income, net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	35.8	—	—	6.1	41.9
Share-based compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	59.4	—	—	—	—	59.4
Common stock issued under share-based incentive plans . . . . . . . . . . . . . . . .	—	(47.2)	—	—	15.9	—	(31.3)
Share repurchases, inclusive of excise tax . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	59.1	—	—	(411.4)	—	(352.3)
Dividends ($0.04 per share) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	(1.5)	—	—	(1.5)
Affiliate equity activity:
Affiliate equity compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	13.4	—	—	—	39.1	52.5
Issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(13.7)	—	—	—	30.1	16.4
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	13.6	—	—	—	(5.5)	8.1
Changes in redemption value of Redeemable non-controlling interests . . .	—	(55.5)	—	—	—	—	(55.5)
Transfers from Redeemable non-controlling interests . . . . . . . . . . . . . . . . .	—	—	—	—	—	8.9	8.9
Capital contributions and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	13.5	13.5
Distributions to non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(271.3)	(271.3)
Effect of deconsolidation of Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	16.8	—	—	—	(17.2)	(0.4)
December 31, 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$741.4	$(167.6)	$6,389.6	$(3,376.1)	$982.2	$4,570.1
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	511.6	—	229.0	740.6

Other comprehensive income (loss), net of tax . . . . . . . . . . . . . . . . . . . . . . . .	—	—	4.0	—	—	(1.9)	2.1
Share-based compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	52.0	—	—	—	—	52.0
Common stock issued under share-based incentive plans . . . . . . . . . . . . . . . .	—	(44.2)	—	—	(42.5)	—	(86.7)
Share repurchases, inclusive of excise tax . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	—	(706.0)	—	(706.0)
Dividends ($0.04 per share) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	(1.4)	—	—	(1.4)
Affiliate equity activity:
Affiliate equity compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	15.6	—	—	—	39.4	55.0
Issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(4.3)	—	—	—	10.6	6.3
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(3.5)	—	—	—	(20.5)	(24.0)
Changes in redemption value of Redeemable non-controlling interests . . .	—	(23.9)	—	—	—	—	(23.9)
Transfers to Redeemable non-controlling interests . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(1.7)	(1.7)
Capital contributions and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(26.2)	(26.2)
Distributions to non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(258.0)	(258.0)
December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$733.1	$(163.6)	$6,899.8	$(4,124.6)	$952.9	$4,298.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2022	2023	2024
Cash flow from (used in) operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,388.1	$906.1	$740.6
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	51.6	48.3	29.0
Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15.8	13.0	13.4
Deferred income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32.0	31.4	60.6
Equity method income (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(338.1)	(280.0)	(312.7)
Distributions received from equity method investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	393.5	490.8	403.9
Affiliate Transaction gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(641.9)	(133.1)	—
Share-based compensation and Affiliate equity compensation expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	113.8	112.1	111.6
Net realized and unrealized gains on investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(103.5)	(84.2)	(39.3)
Other non-cash items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17.8	(10.8)	(3.9)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products . . . . . . . . . . . . . . . . . . . . . . . .	(46.7)	(45.0)	(76.5)
Sales of securities by consolidated Affiliate sponsored investment products . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33.8	54.3	62.2
Decrease (increase) in receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	87.0	(48.4)	(44.2)
Decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41.6	9.2	6.6
Increase (decrease) in payables, accrued liabilities, and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9.9	(189.4)	(19.2)
Cash flow from operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,054.7	874.3	932.1
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(291.1)	(294.7)	(5.9)
Proceeds from Affiliate Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	223.6	294.0	—
Return of capital from equity method investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.8	0.2	0.7
Purchase of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(11.4)	(12.4)	(3.4)
Purchase of investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(312.0)	(731.1)	(510.4)
Maturities and sales of investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	280.2	1,008.5	898.1
Cash flow from (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(109.9)	264.5	379.1
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes, and junior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	25.0	847.6
Repayments of senior bank debt, junior convertible securities, and senior notes . . . . . . . . . . . . . . . . . . . . . . . . .	(60.8)	(25.0)	(750.0)
Repurchase of common stock, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(713.8)	(341.9)	(709.8)
Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.6)	(1.5)	(1.4)
Distributions to non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(341.9)	(271.3)	(258.0)
Affiliate equity purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(61.5)	(67.4)	(106.5)
Affiliate equity issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	15.2	13.4	6.3
Subscriptions (redemptions) to consolidated Affiliate sponsored investment products, net . . . . . . . . . . . . . . . .	13.0	(12.6)	(6.4)
Settlement of deferred payments, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(201.0)	(21.7)	(98.7)
Other financing items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(50.5)	(55.3)	(99.0)
Cash flow used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1,402.9)	(758.3)	(1,175.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(22.6)	6.9	(4.2)
Net (decrease) increase in cash and cash equivalents	(480.7)	387.4	131.1
Cash and cash equivalents at beginning of period	908.5	429.2	813.6
Effect of consolidation (deconsolidation) of Affiliates and Affiliate sponsored investment products	1.4	(3.0)	5.3
Cash and cash equivalents at end of period	$429.2	$813.6	$950.0
Supplemental disclosure of cash flow information:
Income taxes paid, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$120.2	$314.5	$142.5
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	109.4	110.4	138.2
Lease liabilities paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41.8	37.7	39.4
Supplemental disclosure of non-cash investing and financing activities:
Payables recorded for investments in Affiliates and contingent payment obligations . . . . . . . . . . . . . . . . . . . . .	$31.2	$57.6	$7.0
Right-of-use assets obtained in exchange for new operating leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	69.4	17.5	8.8
Stock issued upon vesting of restricted stock units and exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . .	41.2	55.0	114.4
Stock received for tax withholdings on share-based payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19.4	31.4	87.1
Stock received for the exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2.3	0.6	113.9
Shares received for settlement of accelerated share repurchase agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	14.1	—
Payables recorded for share repurchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	12.0	9.0
Payables recorded for Affiliate equity purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27.2	43.0	35.0
EQT ordinary shares received from BPEA Transaction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	515.2	—	—
Other investments from BPEA Transaction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	51.7	—	—
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.Business and Summary of Significant Accounting Policies
(a)Organization and Nature of Operations
Affiliated Managers Group, Inc. (“AMG” or the “Company”) is a strategic partner to leading independent investment management firms globally.  AMG’s strategy is to generate long-term value by investing in high-quality independent partner-
owned firms, which the Company refers to as “Affiliates.”  The Company’s Affiliates provide a comprehensive and diverse range of differentiated investment strategies designed to assist institutional and wealth clients worldwide in achieving their investment objectives.
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
(b)Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  All dollar amounts, except per share, per unit, and per option data in the text and tables herein, are stated in millions unless otherwise indicated.  All intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset- and performance-based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products.  As a result, the Company generally does not consolidate these products.  However, for certain products, the Company’s consolidated Affiliates, as the investment manager, have the power to direct the activities of the investment product and have an exposure to the economics of the product that is more than insignificant, though generally only for a short period while the product is established and has yet to attract significant third-party investors.  When the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments on the Consolidated Balance Sheets, with corresponding changes in the investments’ fair values included in Investment and other income.  Purchases and sales of securities are included in purchases and sales by consolidated Affiliate sponsored investment products in the Consolidated Statements of Cash Flows, respectively, and the third-party investors’ interests are recorded in Redeemable non-controlling interests.  When the Company or its consolidated Affiliates no longer control these

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.
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
(f)Investments
Investments in marketable securities
Equity securities
Equity securities are measured at fair value which reflects the cost of the investment as well as unrealized gains and losses which are recorded in Investment and other income.  Realized gains and losses on equity securities are recorded in Investment and other income on the trade date on a specific identification basis, except for consolidated Affiliate sponsored investment products which use an average cost basis.
Debt securities
Investments in debt securities are classified as either trading, available-for-sale, or held-to-maturity based on the
Company’s intent and ability to hold the security to maturity.  Securities classified as trading are measured at fair value which reflects the cost of the investment as well as unrealized gains and losses which are recorded in Investment and other income.
Securities classified as available-for-sale are measured at fair value which reflects amortized cost of the investment as well as unrealized gains and losses which are recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity on the Consolidated Balance Sheets.  Securities classified as held-to-maturity are measured at amortized cost.  Realized gains and losses on debt securities are recorded in Investment and other income.
Other investments
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
Investments Without Readily Determinable Fair Values
When an investment does not have a readily determinable fair value and does not qualify for the practical expedient to estimate fair value, such as an investment in a private corporation where the Company does not exercise significant influence, the Company generally elects to measure such investments at cost minus impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments.
Realized and unrealized gains and losses related to other investments are recorded in Investment and other income.

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
The Company has determined that certain of its acquired client relationships meet the criteria to be considered indefinite-
lived assets because the Company expects the contracts to be renewed annually and, therefore, the cash flows generated by these contracts to continue indefinitely.  Accordingly, the Company does not amortize these intangible assets, but instead assesses these assets annually or more frequently whenever events or circumstances occur indicating that the recorded indefinite-lived acquired client relationship may be impaired.  Each reporting period, the Company assesses whether events or circumstances have occurred that indicate that the indefinite life criteria are no longer met.
The Company has determined that certain of its acquired client relationships meet the criteria to be considered definite-
lived assets, including investment advisory contracts between its Affiliates and their underlying investors, and are amortized over their expected period of economic benefit.  The expected period of economic benefit of definite-lived acquired client relationships is a judgment based on the historical and projected attrition rates of each Affiliate’s existing clients, and other factors that may influence the expected future economic benefit the Company will derive from these relationships.  The expected lives of definite-lived acquired client relationships are analyzed annually or more frequently whenever events or circumstances have occurred that indicate the expected period of economic benefit may no longer be appropriate.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(j)Leases
Leases are classified as either operating leases or finance leases.  The Company and its Affiliates currently lease office space and equipment primarily under operating lease arrangements.  As these leases expire, it is expected that, in the normal course of business, they will be renewed or replaced.  Whether a lease is classified as an operating lease or a finance lease, the
Company and its Affiliates must record a right-of-use asset and a lease liability at the commencement date of the lease, other than for leases with an initial term of 12 months or less.  As permitted under Accounting Standard Update (“ASU”) 2016-02
Leases (and related ASUs), the Company and its Affiliates elect not to record short-term leases with an initial lease term less than 12 months on the Consolidated Balance Sheets.  Right-of-use assets and lease liabilities are included in Other assets and
Other liabilities, respectively.  A lease liability is initially and subsequently reported at the present value of the outstanding lease payments determined by discounting those lease payments over the remaining lease term using the incremental borrowing rate of the legal entity entering into the lease as of the commencement date.  A right-of-use asset is initially reported at the present value of the corresponding lease liability plus any prepaid lease payments and initial direct costs of entering into the lease, and reduced by any lease incentives.  Subsequently, a right-of-use asset is reported at the present value of the lease liability adjusted for any prepaid or accrued lease payments, remaining balances of any lease incentives received, unamortized initial direct costs of entering into the lease, and any impairments of the right-of-use asset.  The Company and its Affiliates test for possible impairments of right-of-use assets annually or more frequently whenever events or changes in circumstances indicate that the carrying value of a right-of-use asset may exceed its fair value.  If the carrying value of the right-of-use asset exceeds its fair value, then the carrying value of the right-of-use asset is reduced to its fair value and the expense is recorded in
Other expenses (net) in the Consolidated Statements of Income.  Subsequent to an impairment, the carrying value of the right-
of-use asset is amortized on a straight-line basis over the remaining lease term.
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
The Company and its Affiliates combine lease and non-lease components for their office space leases and separate non-
lease components for their equipment leases in calculating their lease liabilities.  Sublease income is recorded in Investment and other income.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For derivative financial instruments designated as cash flow hedges, the Company uses a qualitative method of assessing hedge effectiveness by comparing the notional amounts, timing of payments, currencies (for forward foreign currency contracts), and interest rates (for interest rate swaps).  The effective portion of the unrealized gain or loss is recorded in Other comprehensive income (loss), net of tax as a separate component of stockholders’ equity and reclassified to earnings with the hedged item.  If the qualitative assessment indicates ineffectiveness, then the Company performs a quantitative assessment which is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item.  Upon termination of these instruments or the repayment of the Company’s outstanding Secured Overnight Financing Rate (“SOFR”)-
based borrowings, any gain or loss recorded in Accumulated other comprehensive loss will be reclassified into earnings.
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
(m)Revenue Recognition
Consolidated revenue primarily represents asset- and performance-based fees earned by the Company and its consolidated
Affiliates for managing the assets of clients.  Substantially all of the Company’s and its Affiliates’ contracts contain a single performance obligation, which is the provision of investment management services.  Investment management, broker-dealer, and administrative services are performed and consumed simultaneously and, therefore, the Company recognizes these asset-
based fees ratably over time.  Substantially all the Company’s asset-based fees for services are based on the value of client assets over time, which are typically determined using observable market data, or on committed capital.  Services may be invoiced in advance or in arrears and are payable upon receipt.  Any asset-based fees collected in advance are deferred and recognized as the services are performed and consumed.  Consolidated revenue recognized by the Company is adjusted for any expense reimbursement arrangements.  The Company’s Affiliates may periodically either waive or reduce fees in order to attract or retain client assets or for other reasons.  Fee waivers or reductions are presented as a reduction to Consolidated revenue in the Consolidated Statements of Income.
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
The Company regularly assesses the recoverability of its deferred tax assets to determine whether these assets are more-
likely-than-not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.  If the Company determines it would not be able to realize its deferred tax assets, it records a valuation allowance to reflect the deferred tax assets at their current value.  The recording of adjustments to the valuation allowance will generally increase or decrease Income tax expense.
The Company records unrecognized tax benefits based on whether it is more-likely-than-not that the uncertain tax positions will be sustained on the basis of the technical merits of the position.  If it is determined that an uncertain tax position is more-
likely-than-not to be sustained, the Company records the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority in Income tax expense.  Interest and penalties related to unrecognized tax benefits are also recorded in Income tax expense.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has agreements with Affiliate equity holders that provide the Company a conditional right to call and holders a conditional right to put their interests to the Company at certain intervals.  These arrangements are presented at their current redemption value as Redeemable non-controlling interests.  The Company may settle these interests in cash or, subject to the terms of the applicable agreement, shares of its common stock, or other forms of consideration, at its option.  The Company must assume the settlement of all of its Redeemable non-controlling interests using the maximum number of shares permitted under its arrangements.  Purchases are assumed to occur at the beginning of the reporting period.  The Company acquires the rights to the underlying Affiliate equity when purchased, and therefore, the earnings that would be acquired (net of tax) are assumed to increase Net income (controlling interest) in the computation of Earnings per share (diluted).  The issuance of shares and the related income acquired are excluded from the calculation if an assumed purchase of Redeemable non-
controlling interests would be anti-dilutive to diluted earnings per share.
The Company had junior convertible securities outstanding during the periods presented and is required to apply the if-
converted method to these securities in its calculation of Earnings per share (diluted).  Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company’s common stock at that time.  For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest), reflecting the assumption that the securities have been converted.
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
(t)Recently Adopted Accounting Standards and Developments
Recently Adopted Accounting Standards
Effective January 1, 2024, the Company adopted Accounting Standard Update (“ASU”) 2022-03, Fair Value Measurement:
Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  Effective for the financial year ended
December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment
Disclosures.  The adoption of these standards did not have a material impact on the Company’s Consolidated Financial
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
annual periods beginning after December 15, 2024 for the Company, and is effective for interim and annual periods beginning after December 15, 2025 for the Company’s Affiliates.  The Company currently does not expect the adoption to have a material impact on its Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense
Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires improved disclosure of the nature and disaggregation of income statement expenses.  The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027.  The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.
2.Investments
The following table summarizes the Company’s Investments:

	December 31,
	2023	2024
Investments in marketable securities
Equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$37.9	$32.3
Debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	423.1	24.3
Total investments in marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	461.0	56.6
Other investments
Investments measured at NAV as a practical expedient . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$430.5	$488.6
Investments without readily determinable fair values . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50.4	50.4
Total other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	480.9	539.0
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$941.9	$595.6
Investments in Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31,
	2023	2024
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$35.3	$30.0
Unrealized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2.6	3.7
Unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.0)	(1.4)
Fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$37.9	$32.3
As of December 31, 2023 and 2024, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $15.8 million and $10.9 million, respectively.
For the years ended December 31, 2023 and 2024, the Company recognized net unrealized gains on equity securities still held as of December 31, 2023 and 2024 of $2.9 million and $1.2 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in
U.S. Treasury securities classified as available-for-sale, all of which matured in 2024, and consolidated Affiliate sponsored investment products classified as trading:

	Available-for-Sale		Trading
	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024
Cost . . . . . . . . . . . . . . . . . . . . . . . . .	$405.4	$—	$17.9	$24.6
Unrealized gains . . . . . . . . . . . . . . . .	0.0	—	—	—
Unrealized losses . . . . . . . . . . . . . . .	(0.1)	—	(0.1)	(0.3)
Fair value . . . . . . . . . . . . . . . . . . . .	$405.3	$—	$17.8	$24.3
For the years ended December 31, 2023 and 2024, the Company received $511.1 million and $825.2 million of proceeds from the maturities of available-for-sale securities, respectively, and purchased $651.3 million and $413.9 million of available-
for-sale securities, respectively.
For the years ended December 31 2023 and 2024, the Company recognized net unrealized gains on debt securities classified as trading still held as of December 31, 2023 and 2024 of $0.8 million and $0.5 million, respectively.
Other Investments
Investments Measured at NAV as a Practical Expedient
The following table summarizes the fair values of investments that are measured at NAV as a practical expedient and any related unfunded commitments:

	December 31, 2023		December 31, 2024
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Investments with limited liquidity(1) . . . . . . . . . . . . . . . . . . . .	$424.4	$187.2	$486.9	$205.5
Investments with periodic liquidity(2) . . . . . . . . . . . . . . . . . . .	6.1	—	1.7	—
Total(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$430.5	$187.2	$488.6	$205.5
___________________________
(1)The Company expects to receive distributions related to its interests in investments with limited liquidity as the underlying assets are liquidated over the life of the investments, which is generally up to 15 years.  The Company accounts for the majority of its interests in investments with limited liquidity one quarter in arrears (adjusted for current period calls and distributions).  These investments primarily invest in a broad range of private markets investments.
(2)Investments with periodic liquidity are generally redeemable on a daily, monthly, or quarterly basis.  These funds primarily invest in equities.
(3)Fair value attributable to the controlling interest was $324.9 million and $370.1 million as of December 31, 2023 and 2024, respectively.
Investments Without Readily Determinable Fair Values
The following table summarizes the cost, cumulative unrealized gains, and carrying amount of the Company’s investment in a private corporation where is does not exercise significant influence, and does not have a readily determinable fair value:

	December 31,
	2023	2024
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$8.5	$8.5
Cumulative unrealized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41.9	41.9
Carrying amount . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$50.4	$50.4
For the year ended December 31, 2024, the Company recorded no gains or losses on the underlying investment.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in other investments:

	For the Years Ended December 31,
	2023			2024
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period . . . . . . .	$371.2	$50.4	$421.6	$430.5	$50.4	$480.9
Purchases and commitments . . . . . . .	82.5	—	82.5	92.0	—	92.0
Sales and distributions . . . . . . . . . . . .	(57.4)	—	(57.4)	(62.2)	—	(62.2)
Net realized and unrealized gains . . .	34.2	—	34.2	28.3	—	28.3
Balance, end of period . . . . . . . . . . . .	$430.5	$50.4	$480.9	$488.6	$50.4	$539.0
3.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2023
		Level 1	Level 2	Level 3
Financial Assets
Investments in equity securities(1) . . . . . . . . . . . . . . . . . . . .	$37.9	$37.9	$—	$—
Investments in debt securities(1) . . . . . . . . . . . . . . . . . . . . . .	423.1	—	423.1	—
Financial Liabilities(2)
Contingent payment obligations . . . . . . . . . . . . . . . . . . . . .	$14.7	$—	$—	$14.7
Affiliate equity purchase obligations . . . . . . . . . . . . . . . . . .	53.9	—	—	53.9

		Fair Value Measurements
	December 31, 2024
		Level 1	Level 2	Level 3
Financial Assets
Investments in equity securities(1) . . . . . . . . . . . . . . . . . . . .	$32.3	$32.3	$—	$—
Investments in debt securities(1) . . . . . . . . . . . . . . . . . . . . . .	24.3	—	24.3	—
Financial Liabilities(2)
Contingent payment obligations . . . . . . . . . . . . . . . . . . . . .	$5.7	$—	$—	$5.7
Affiliate equity purchase obligations . . . . . . . . . . . . . . . . . .	54.8	—	—	54.8
___________________________
(1)Amounts are recorded in Investments.
(2)Amounts are recorded in Other liabilities.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Level 3 Financial Liabilities
The following table presents the changes in Level 3 liabilities:

	For the Years Ended December 31,
	2023		2024
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .	$21.0	$24.5	$14.7	$53.9
Purchases and issuances(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	113.7	—	110.0
Settlements and reductions . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(75.4)	—	(108.7)
Net realized and unrealized gains(2) . . . . . . . . . . . . . . . . . . . .	(6.3)	(8.9)	(9.0)	(0.4)
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$14.7	$53.9	$5.7	$54.8

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1) . . . . . . . . . . . . .	$(6.3)	$(4.0)	$(9.0)	$0.1
___________________________
(1)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
(2)Gains and losses resulting from changes to expected payments are included in Other expenses (net) and the accretion of these obligations is included in Interest expense.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the
Company’s recurring Level 3 fair value measurements:

	Quantitative Information About Level 3 Fair Value Measurements
			December 31, 2023			December 31, 2024
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations . . . . . . . . .	Monte Carlo simulation	Volatility	$14.7	19% - 25%	21%	$5.7	18%	18%
		Discount rates		6%	6%		4%	4%
Affiliate equity purchase obligations . .	Discounted cash flow	Growth rates(2)	$53.9	(6)% - 7%	1%	$54.8	(4)% - 9%	1%
		Discount rates		14% - 17%	14%		12% - 19%	14%
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
Affiliate equity purchase obligations include agreements to purchase Affiliate equity.  As of December 31, 2024, there were no changes to growth or discount rates that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.  Increases to the assumed growth rates used would result in higher fair values, while increases to the discount rates used would result in lower fair values.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2023		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . .	$1,099.4	$1,049.8	$1,097.4	$1,062.9	Level 2
Junior subordinated notes . . . . . . . . . . . . . . .	765.9	612.0	1,216.0	1,035.6	Level 2
Junior convertible securities . . . . . . . . . . . . .	341.7	340.9	341.7	372.2	Level 2
The Company has other financial assets and liabilities that are not required to be carried at fair value, but are required to be disclosed at fair value.  The carrying amount of Cash and cash equivalents, Receivables, Payables and accrued liabilities, and certain Other liabilities approximates fair value because of the short-term nature of these instruments.  The carrying value of the credit facilities (as defined in Note 5) approximates fair value because the credit facilities have variable interest based on selected short-term rates.
4.Investments in Affiliates and Affiliate Sponsored Investment Products
Investments in Affiliates
The Company’s Affiliates are consolidated or accounted for under the equity method, depending upon the underlying structure of and relationship with each Affiliate.
Substantially all of the Company’s consolidated Affiliates are considered VIEs.  The unconsolidated assets, net of liabilities and non-controlling interests of Affiliates accounted for under the equity method considered VIEs, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2023		December 31, 2024
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,492.4	$2,198.2	$1,820.4	$2,135.2
As of December 31, 2023 and 2024, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,288.5 million and $2,246.6 million, respectively, including Affiliates accounted for under the equity method considered VREs of $90.3 million and $111.4 million, respectively.
Affiliate Sponsored Investment Products
The Company’s carrying value and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliates’ interests in the unconsolidated net assets of the respective products.  The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2023		December 31, 2024
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products . . . . .	$5,788.3	$29.8	$5,925.0	$28.0

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.Debt
The following table summarizes the Company’s Debt:

	December 31,
	2023	2024
Senior bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$349.9	$—
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,096.9	1,092.1
Junior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	751.8	1,189.0
Junior convertible securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	338.9	339.1
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,537.5	$2,620.2
Senior Bank Debt
During the year ended December 31, 2024, the Company repaid the $350.0 million outstanding under its senior unsecured term loan facility (the “term loan”).
As of December 31, 2024, the Company had a $1.25 billion revolver (together with the term loan, the “credit facilities”).
The Company amended and restated the revolver in November 2024, extending the maturity from October 25, 2027 to
November 15, 2029, and the term loan terminated upon payment in full in the third quarter of 2024.  Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million.  The
Company pays interest on any outstanding obligations under the revolver at a specified rate, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating.  Through the repayment dates, the interest rate for the Company’s outstanding borrowings under the term loan was term-
SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of 0.85%.
The revolver contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions, and fundamental corporate changes, and certain customary events of default.
As of December 31, 2023 and 2024, the Company had no outstanding borrowings under the revolver.  As of December 31,
2023, the Company had outstanding borrowings under the term loan of $350.0 million, and the weighted average interest rate on outstanding borrowings was 6.31%.  The Company pays commitment fees on the unused portion of its revolver.  For the years ended December 31, 2023 and 2024, these fees amounted to $1.3 million.
Senior Notes
In the first quarter of 2024, the Company’s $400.0 million 4.25% senior notes due 2024 matured and were fully repaid.
As of December 31, 2024, the Company had senior notes outstanding, the respective principal terms and effective interest rates of which are presented below:

	2025 Senior Notes	2030 Senior Notes	2034 Senior Notes
Issue date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	February 2015	June 2020	August 2024
Maturity date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	August 2025	June 2030	August 2034
Par value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$350.0	$350.0	$400.0
Stated coupon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.50%	3.30%	5.50%
Coupon frequency . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	Semi-annually	Semi-annually	Semi-annually
Call price . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	As defined	As defined	As defined
Effective interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.67%	3.39%	5.64%
In the third quarter of 2024, the Company issued $400.0 million aggregate principal amount of senior unsecured notes with a maturity date of August 20, 2034 (the “2034 senior notes”).  Interest is payable beginning February 20, 2025.  In addition to customary event of default provisions, the indenture governing the 2034 senior notes limits the Company's ability to

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consolidate, merge, or sell all or substantially all of its assets and requires the Company to make an offer to repurchase the 2034 senior notes upon certain change of control triggering events.
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
Junior Subordinated Notes
As of December 31, 2024, the Company had junior subordinated notes outstanding, the respective principal terms and effective interest rates of which are presented below:

	2059 Junior Subordinated Notes	2060 Junior Subordinated Notes	2061 Junior Subordinated Notes	2064 Junior Subordinated Notes
Issue date . . . . . . . . . . . . . . . . . . . . . . . . . .	March 2019	September 2020	July 2021	March 2024
Maturity date . . . . . . . . . . . . . . . . . . . . . . .	March 2059	September 2060	September 2061	March 2064
Par value . . . . . . . . . . . . . . . . . . . . . . . . . . .	$300.0	$275.0	$200.0	$450.0
Stated coupon . . . . . . . . . . . . . . . . . . . . . . .	5.875%	4.75%	4.20%	6.75%
Coupon frequency . . . . . . . . . . . . . . . . . . .	Quarterly	Quarterly	Quarterly	Quarterly
Call price . . . . . . . . . . . . . . . . . . . . . . . . . .	As defined	As defined	As defined	As defined
NYSE Symbol . . . . . . . . . . . . . . . . . . . . . .	MGR	MGRB	MGRD	MGRE
Effective interest rate . . . . . . . . . . . . . . . . .	5.91%	4.78%	4.23%	6.76%
In the first quarter of 2024, the Company issued $450.0 million of junior subordinated notes with a maturity date of March
30, 2064 (the “2064 junior subordinated notes”).  Interest was payable beginning June 30, 2024.  The 2064 junior subordinated notes were issued at 100% of the principal amount and rank junior and subordinate in right of payment and upon liquidation to all of the Company’s current and future senior indebtedness.  As of December 31, 2024, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the 2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
Junior Convertible Securities
As of December 31, 2024, the Company had $341.7 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2023 and 2024, the unamortized issuance costs related to the junior convertible securities were $2.9 million and $2.7 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents interest expense recorded in connection with the junior convertible securities:

	For the Years Ended December 31,
	2022	2023	2024
Contractual interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$18.3	$17.6	$17.6
Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	0.2	0.2
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$18.5	$17.8	$17.8

Effective interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5.21%	5.21%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company.  The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share.  The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to this Annual
Report on Form 10-K.  Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.  The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion.  The junior convertible securities are considered contingent payment debt instruments under federal income tax regulations, which require the Company to deduct interest in an amount greater than its reported interest expense.  The Company estimates that these deductions will generate annual deferred tax liabilities of approximately $10 million. The Company did not repurchase any of its junior convertible securities during the years ended
December 31, 2023 and 2024.
6.Commitments and Contingencies
From time to time, the Company and its Affiliates may be subject to claims, legal proceedings, and other contingencies in the ordinary course of their business activities.  Any such matters are subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or its Affiliates.  The Company and its
Affiliates establish accruals, as necessary, for matters for which the outcome is probable and the amount of the liability can be reasonably estimated.  For matters for which the outcome is probable but not reasonably estimable or where the outcome is reasonably possible but not probable, the Company provides disclosure related to such matters, as necessary.
The Company has committed to co-invest in certain Affiliate sponsored investment products.  As of December 31, 2024, these unfunded commitments were $236.5 million and may be called in future periods.
As of December 31, 2024, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates, which are included in Other liabilities.  Deferred payment obligations were $4.7 million, all of which is payable in 2025.  The fair value of contingent payment obligations was
$5.7 million, all of which is payable in 2025.  The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to a co-investor).
As of December 31, 2024, the Company was obligated to make deferred payments of $4.0 million related to certain of its investments in Affiliates accounted for under the equity method, all of which is payable in 2025.  Deferred payment obligations are included in Other liabilities.
As of December 31, 2024, the Company was contingently liable to make payments of $239.4 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $118.8 million may become payable in 2025, $23.0 million may become payable in 2026, $75.8 million may become payable in 2027, and $21.8 million may become payable in 2028.
As of December 31, 2024, the Company had agreed to provide one of its Affiliates accounted for under the equity method up to $50.0 million of contingent financing.
In the event that certain financial targets are not met, the Company may receive payments from one of its Affiliates accounted for under the equity method of up to $12.5 million and also has the option to reduce its ownership interest and receive an incremental payment of $25.0 million.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Affiliate equity interests provide holders at consolidated Affiliates with a conditional right to put their interests to the
Company over time.  See Note 16.
The Company and certain of its consolidated Affiliates operate under regulatory authorities that require the maintenance of minimum financial or capital requirements.  The Company’s management is not aware of any significant violations of such requirements.
7.Goodwill and Acquired Client Relationships
The following table presents the changes in the Company’s consolidated Affiliates’ Goodwill:

	Goodwill
	2023	2024
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,648.7	$2,523.6
Veritable Transaction(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(136.5)	—
Foreign currency translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16.5	(18.7)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(5.1)	—
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,523.6	$2,504.9
___________________________
(1)Represents Goodwill allocated to Veritable as of the closing date, including $3.5 million attributable to the non-controlling interests.
As of September 30, 2024, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.
The following table presents the changes in the Company’s components of Acquired client relationships (net):

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2022 . . . . . . . .	$1,355.1	$(1,069.7)	$285.4	$1,590.6	$1,876.0
Veritable Transaction(1) . . . . . . . . . . . . . . . .	(85.1)	57.0	(28.1)	—	(28.1)
Intangible amortization and impairments . .	—	(48.3)	(48.3)	—	(48.3)
Foreign currency translation . . . . . . . . . . . .	0.8	(0.5)	0.3	16.6	16.9
Transfers(2) . . . . . . . . . . . . . . . . . . . . . . . . . .	(10.3)	10.3	—	(4.1)	(4.1)
Balance, as of December 31, 2023 . . . . . . . .	$1,260.5	$(1,051.2)	$209.3	$1,603.1	$1,812.4
Intangible amortization and impairments . .	—	(29.0)	(29.0)	—	(29.0)
Foreign currency translation . . . . . . . . . . . .	(5.0)	5.0	—	(5.6)	(5.6)
Balance, as of December 31, 2024 . . . . . . . .	$1,255.5	$(1,075.2)	$180.3	$1,597.5	$1,777.8
___________________________
(1)Represents acquired client relationships attributable to Veritable as of the closing date, including $6.7 million attributable to the non-controlling interests.
(2)Transfers include acquired client relationships at Affiliates that were deconsolidated during the period.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments for these relationships of $49.1 million, $48.3 million, and $29.0 million for the years ended December 31, 2022, 2023, and 2024, respectively.  Based on relationships existing as of December 31, 2024, the Company estimates that its consolidated amortization expense will be approximately $25 million in each of 2025, 2026, 2027, and 2028, and approximately $15 million in 2029. As of December 31, 2024, no impairments of definite-lived acquired client relationships were indicated.
As of December 31, 2024, no impairments of indefinite-lived acquired client relationships were indicated.

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
8.Equity Method Investments in Affiliates
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
Equity method investments in Affiliates (net) consisted of the following:

	December 31,
	2023	2024
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,323.3	$1,363.2
Definite-lived acquired client relationships, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	652.5	546.1
Indefinite-lived acquired client relationships, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	122.6	124.1
Undistributed earnings and tangible capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	190.1	213.2
Equity method investments in Affiliates (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,288.5	$2,246.6
The following table presents the changes in Equity method investments in Affiliates (net):

	Equity Method Investments in Affiliates (Net)
	2023	2024
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,139.5	$2,288.5
Investments in Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	349.8	14.3
Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	375.6	442.7
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(95.6)	(130.0)
Distributions of earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(492.1)	(402.7)
Return of capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.2)	(0.7)
Foreign currency translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	29.3	34.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(17.8)	—
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,288.5	$2,246.6
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $109.1 million, $86.0 million, and $90.1 million for the years ended December 31, 2022, 2023, and 2024, respectively.
Based on relationships existing as of December 31, 2024, the Company estimates the amortization expense attributable to its
Affiliates will be approximately $75 million in 2025, approximately $70 million in each of 2026 and 2027, approximately $60 million in 2028, and approximately $45 million in 2029.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the next ten years of (2.5)%, long-term growth rate of 3%, discount rates of 12% and 20% for asset- and performance-based fees, respectively, and a market participant tax rate of 21%.  Based on the discounted cash flow analysis, the Company concluded that the fair value of its investment had declined below its carrying value and that the decline was other-than-
temporary.
For the year ended December 31, 2024, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no other impairments were indicated.
The Company had 22 Affiliates accounted for under the equity method as of December 31, 2023 and 2024.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in
Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-upon expenses.  The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the
Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
The following tables present summarized financial information for Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2022	2023	2024
Revenue(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,239.5	$3,115.6	$3,212.0
Net income(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,358.7	1,313.0	1,506.4
___________________________
(1)Revenue and net income include asset- and performance-based fees, the impact of consolidated sponsored investment products, and new Affiliate investments for the full-year, regardless of the date of the Company’s investment.

	December 31,
	2023	2024
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,269.1	$3,348.2
Liabilities and Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,467.3	1,262.9
In the fourth quarter of 2022, the Company completed the sale of its equity interest in Baring Private Equity Asia
("BPEA"), an Affiliate accounted for by the Company under the equity method, to EQT AB (“EQT”), a public company listed on the Nasdaq Stockholm (EQT.ST) (the “BPEA Transaction”) in connection with the strategic combination of
BPEA and EQT.  Pursuant to the terms of the Securities Purchase and Merger Agreement with EQT, under which the
Company and each of the other owners agreed to sell their respective equity interests in BPEA, the Company received
$223.6 million in cash, net of transaction costs, and 28.68 million EQT ordinary shares (25% of which were subject to a six-month lock-up, which expired in April 2023, and all of which were sold by July 2023), and other investments.  BPEA is included in the Company’s results through the closing date, and the Company’s gain on the transaction was $641.9 million, which is recorded in Affiliate Transaction gains.
On February 6, 2025, the Company announced the completion of its minority investment in NorthBridge Partners,
LLC (“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets.  Following the close of the transaction, NorthBridge partners continue to hold a significant majority of the equity of the firm and direct its day-
to-day operations.  The financial results will be recognized in the Consolidated Financial Statements one quarter in arrears.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9.Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements.
The following table presents total lease costs, net:

	For the Years Ended December 31,
	2022	2023	2024
Operating lease costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$38.5	$36.4	$34.6
Short-term lease costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.0	1.1	1.2
Variable lease costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0	0.0	0.0
Sublease income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(7.7)	(6.5)	(6.6)
Total lease costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$31.8	$31.0	$29.2
As of December 31, 2023 and 2024, the Company’s and its Affiliates’ weighted average operating lease term was seven years and the weighted average operating lease discount rate was 3%.
As of December 31, 2024, the maturities of lease liabilities were as follows:

Operating Leases
2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$34.7
2026 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28.0
2027 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23.7
2028 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	22.6
2029 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21.5
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47.3
Total undiscounted lease liabilities(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$177.8
___________________________
(1)Total undiscounted lease liabilities were $25.3 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting.  Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.
10.Fixed Assets
Fixed assets (net) consisted of the following:

	December 31,
	2023	2024
Buildings and leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$108.6	$110.0
Software . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45.7	45.2
Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20.7	20.2
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17.5	17.5
Land, improvements and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20.8	20.7
Fixed assets, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	213.3	213.6
Accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(146.0)	(156.0)
Fixed assets (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$67.3	$57.6

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11.Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2023	2024
Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$309.3	$322.3
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	319.2	316.8
Payables and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$628.5	$639.1
12.Related Party Transactions
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
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $18.5 million and $14.5 million as of December 31, 2023 and 2024, respectively.
From time to time, certain funds of the Company’s consolidated Affiliates may make tax distributions to partners subject to clawback.  As of December 31, 2024, the total receivable was $59.2 million, and was included in Other assets, and the total payable was $87.8 million, and was included in Other liabilities.  These amounts were primarily attributable to the non-
controlling interests.
The Company has related party transactions in association with its deferred and contingent payment obligations, and
Affiliate equity transactions, as more fully described in Notes 6, 15, and 16.
13.Stockholders’ Equity
Common Stock
The Company is authorized to issue up to 150.0 million shares of voting common stock and 3.0 million shares of class B non-voting common stock.
The Company’s Board of Directors authorized share repurchase programs in October 2022, October 2023, and July 2024 to repurchase up to 3.0 million, 3.3 million, and 5.4 million shares of its common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of March 31, 2024, the Company had repurchased all of the shares in the repurchase program authorized in October 2022.  As of December 31, 2024, the Company
had repurchased all of the shares in the repurchase program authorized in October 2023 and there were a total of 5.3 million shares available for repurchase under the Company’s July 2024 share repurchase program.
The following is a summary of the Company’s share repurchase activity:

	Shares Repurchased	Average Price Per Share
2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4.5	$144.45
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.0	132.99
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4.3	162.65

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Distribution Program
In the second quarter of 2022, the Company entered into equity distribution and forward equity agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  As of December 31,
2024, no sales had occurred under the equity distribution program.
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
14.Share-Based Compensation
Share-Based Incentive Plans
The Company has established various plans under which it is authorized to grant restricted stock, restricted stock units, stock options, and stock appreciation rights.  The Company may also grant cash awards that can be notionally invested in one or more specified measurement funds, including the Company’s common stock.  Awards granted under the Company’s share-
based incentive plans typically participate in any dividends declared, but such amounts are deferred until delivery of the shares and are forfeitable if the requisite service is not satisfied.  Dividends may accrue in cash or may be reinvested in the Company’s common stock.
Share-Based Compensation
The following table presents share-based compensation expense:

	Share-Based Compensation Expense	Tax Benefit
2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$62.4	$7.6
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59.4	7.4
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52.0	6.3
The excess tax benefit recognized from share-based incentive plans was $1.8 million, $4.4 million, and $10.3 million for the years ended December 31, 2022, 2023, and 2024, respectively.
As of December 31, 2023, the Company had unrecognized share-based compensation expense of $54.4 million.  As of
December 31, 2024, the Company had unrecognized share-based compensation of $38.1 million, which will be recognized over a weighted average period of approximately two years (assuming no forfeitures).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value Per Unit
Unvested units–December 31, 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.9	$138.51
Units granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	159.32
Units vested . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.3)	129.72
Units forfeited . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.0)	143.25
Performance condition changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0	154.72
Unvested units–December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.8	$147.46
The Company granted restricted stock units with fair values of $47.1 million, $49.3 million, and $31.3 million for the years ended December 31, 2022, 2023, and 2024, respectively.  These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest.  Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions.  For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved.
The total fair value of shares vested was $54.6 million, $86.2 million, and $50.5 million for the years ended December 31,
2022, 2023, and 2024, respectively.  As of December 31, 2024, the Company had 2.2 million shares available for grant under its plans.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding–December 31, 2023 . . . . . . . . . . . . . . . . . . .	3.2	$76.74
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—
Options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.5)	74.78
Options forfeited . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—
Options expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.0)	174.26
Performance condition changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0	129.17
Unexercised options outstanding–December 31, 2024 . . . . . . . . . . . . . . . . . . .	1.7	$78.45	1.8
Exercisable at December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.3	$76.12	1.6
The Company granted stock options with fair values of $1.8 million for the year ended December 31, 2022.  The Company did not grant any stock options for the years ended December 31, 2023 and 2024.  Stock options generally vest over a period of three years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level expected to be achieved.
The Company generally uses treasury stock to settle stock option exercises.  The total intrinsic value of stock options exercised for the years ended December 31, 2022, 2023, and 2024 was $1.2 million, $0.2 million, and $150.7 million, respectively.  The cash received for stock options exercised was $2.6 million, zero, and $0.3 million for the years ended
December 31, 2022, 2023, and 2024, respectively.  As of December 31, 2024, the intrinsic value of exercisable stock options outstanding was $138.6 million, and 1.1 million options were available for grant under the Company’s option plans.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The weighted average fair value of stock options granted was $47.84 per option for the year ended December 31, 2022.
The Company uses the Black-Scholes option pricing model to determine the fair value of options.  The weighted average grant date assumptions used to estimate the fair value of stock options granted were as follows:

For the Year Ended December 31,
2022
Dividend yield . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0%
Expected volatility(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36.8%
Risk-free interest rate(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.7%
Expected life of stock options (in years)(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5.7
Forfeiture rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0%
___________________________
(1)Expected volatility is based on historical and implied volatility.
(2)Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant.
(3)Expected life of options (in years) is based on the Company’s historical and expected exercise behavior.
15.Redeemable Non-Controlling Interests
Affiliate equity interests provide holders with an equity interest in one of the Company’s consolidated Affiliates, consistent with the structured partnership interests in place at the respective Affiliate.  Affiliate equity holders generally have a conditional right to put their interests to the Company at certain intervals (between five years and 15 years from the date the equity interest is received by the Affiliate equity holder or on an annual basis following an Affiliate equity holder’s departure).  Prior to becoming redeemable, the Company’s Affiliate equity is included in Non-controlling interests.  Upon becoming redeemable, these interests are reclassified to Redeemable non-controlling interests at their current redemption values.  Changes in the current redemption value are recorded to Additional paid-in capital.  When the Company has an unconditional obligation to purchase Affiliate equity interests, the interests are reclassified from Redeemable non-controlling interests to Other liabilities at current fair value.  Changes in fair value are recorded to Other expenses (net).
The following table presents the changes in Redeemable non-controlling interests:

	Redeemable Non-controlling Interests
	2023	2024
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$465.4	$393.4
Veritable Transaction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(16.8)	—
(Decrease) increase attributable to consolidated Affiliate sponsored investment products . . . .	(8.3)	1.1
Transfers to Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(93.5)	(69.6)
Transfers (to) from Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(8.9)	1.7
Changes in redemption value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	55.5	23.9
Balance, end of period(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$393.4	$350.5
__________________________
(1) As of December 31, 2023 and 2024, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $11.8 million and $12.9 million, respectively.
16.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s consolidated Affiliates generally pay quarterly distributions to Affiliate equity holders.  Distributions paid to non-controlling interest Affiliate equity holders were $341.9 million, $271.3 million, and $258.0 million for the years ended December 31, 2022, 2023, and 2024, respectively.

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
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties.  The amount of cash paid for purchases was $61.5 million, $67.4 million, and $106.5 million for the years ended December 31, 2022, 2023, and 2024, respectively.  The total amount of cash received for issuances was $15.2 million, $13.4 million, and $6.3 million for the years ended December 31, 2022, 2023, and 2024, respectively.
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
The following table presents Affiliate equity compensation expense:

	For the Years Ended December 31,
	2022	2023	2024
Controlling interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$5.0	$13.6	$20.2
Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	46.4	39.1	39.4
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$51.4	$52.7	$59.6
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$31.4	5 years	$284.6	7 years
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30.6	5 years	235.7	6 years
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36.7	3 years	206.0	6 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $5.9 million and $7.9 million as of December 31, 2023 and 2024, respectively, and was included in Other assets.  The total payable was $53.9 million and $54.8 million as of December 31, 2023 and 2024, respectively, and was included in Other liabilities.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that occurred during the applicable periods:

	For the Years Ended December 31,
	2022	2023	2024
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,145.9	$672.9	$511.6
Decrease in controlling interest paid-in capital from Affiliate equity issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.2)	(13.5)	(3.1)
Decrease in controlling interest paid-in capital from Affiliate equity purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(38.2)	(50.4)	(32.6)
Net income (controlling interest) including the net impact of Affiliate equity transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,107.5	$609.0	$475.9
17.Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees.  Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service (“IRS”) limits.  The Company’s consolidated Affiliates generally have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, had their employees covered under the Company’s plan until February or March 2023, as applicable.  In each case, the relevant
Affiliate was able to make discretionary contributions for the benefit of its employees, as applicable, that were qualified plan participants, up to IRS limits.  Consolidated expenses related to these plans were $20.9 million, $24.8 million, and $24.9 million for the years ended December 31, 2022, 2023, and 2024, respectively.  The controlling interest’s portion of expenses related to these plans were $3.4 million, $3.6 million, and $4.6 million for the years ended December 31, 2022, 2023, and 2024, respectively.
18.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Years Ended December 31,
	2022	2023	2024
Controlling interest(1)	$347.4	$178.3	$174.8
Non-controlling interests	10.9	7.0	7.8
Income tax expense	$358.3	$185.3	$182.6
Income before income taxes (controlling interest)	$1,493.3	$851.2	$686.4
Effective tax rate (controlling interest)(2)	23.3%	20.9%	25.5%
___________________________
(1)For the years ended December 31, 2022, 2023, and 2024, income tax expense (controlling interest) included intangible-
related deferred tax expense of $32.0 million, $29.8 million, and $66.7 million, respectively.
(2)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2022	2023	2024
Current
Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$222.9	$105.2	$59.6
State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	30.6	10.8	16.6
Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	72.8	37.9	45.8
Total current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	326.3	153.9	122.0
Deferred
Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$30.4	$27.3	$52.5
State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9.0	7.0	11.9
Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(7.4)	(2.9)	(3.8)
Total deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32.0	31.4	60.6
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$358.3	$185.3	$182.6
For financial reporting purposes, Income before income taxes consisted of the following:

	For the Years Ended December 31,
	2022	2023	2024
Domestic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$639.0	$782.3	$678.5
International . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,107.4	309.1	244.7
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,746.4	$1,091.4	$923.2
The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

	For the Years Ended December 31,
	2022	2023	2024
Statutory U.S. federal tax rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21.0%	21.0%	21.0%
State income taxes, net of federal benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.5	3.5	3.5
Foreign operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.7)	(4.1)	(0.1)
Compensation plans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.8	1.1	0.7
Change in valuation allowances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.3	(0.1)	(0.5)
Unrecognized tax benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.4	0.6	0.2
BPEA Transaction(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.0)	—	—
Changes in U.S. tax provision to return . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0	(0.7)	0.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0	(0.4)	0.2
Effective tax rate (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23.3%	20.9%	25.5%
Effect of income from non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . .	(2.8)	(3.9)	(5.7)
Effective tax rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20.5%	17.0%	19.8%
___________________________
(1)The year ended December 31, 2022 is reflective of the BPEA Transaction gain of $641.9 million and realized and unrealized gains on EQT ordinary shares of $43.8 million and $57.9 million, respectively.
The Company’s effective tax rate (controlling interest) in 2022 is lower than the marginal tax rate of 24.5%, primarily due to the tax benefits of foreign operations and a state tax benefit related to the BPEA Transaction.  The effective tax rate
(controlling interest) in 2023 is lower than the marginal tax rate of 24.5%, primarily due to discrete benefits from foreign operations.  The effective tax rate (controlling interest) in 2024 is higher than the marginal tax rate of 24.5%, primarily due to

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
an expense to reduce the carrying value of a foreign Affiliate to fair value for which no tax benefit was recorded, partially offset by tax windfalls attributable to share-based compensation.
The Company’s effective tax rate reflects the relative contributions of earnings in the jurisdictions in which the Company and its Affiliates operate and is impacted by changes in the jurisdictional mix of income before taxes.
Deferred tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities.  The significant components of the Company’s Deferred tax liability (net) are as follows:

	December 31,
	2023	2024
Deferred Tax Assets
Deferred compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$15.9	$13.7
State loss carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14.7	13.8
Foreign loss carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19.8	17.7
Federal carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	3.4
Tax benefit of uncertain tax positions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10.0	9.4
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	4.6
Lease liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4.8	2.4
Foreign tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16.0	16.3
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.3	—
Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	81.5	81.3
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(47.6)	(44.8)
Deferred tax assets, net of valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$33.9	$36.5
Deferred Tax Liabilities
Intangible asset amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(295.8)	$(353.0)
Non-deductible intangible amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(97.0)	(101.4)
Junior convertible securities interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(83.1)	(92.6)
Right-of-use assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(3.7)	(1.9)
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2.0)	(4.1)
Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(10.4)	—
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2.9)	(2.0)
Total deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(494.9)	(555.0)
Deferred tax liability (net)(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(461.0)	$(518.5)
___________________________
(1)As of December 31, 2023 and 2024, foreign loss carryforwards of $19.8 million (net of a $17.0 million valuation allowance) and $17.7 million (net of a $15.7 million valuation allowance), respectively, are included in Other assets as they represent a net deferred tax asset in a foreign jurisdiction.
As of December 31, 2024, the Company had available state net operating loss carryforwards of $212.9 million, a majority of which will expire over five years to nine years.  As of December 31, 2024, the Company had foreign loss carryforwards of
$66.9 million, of which $51.0 million will expire over 11 years to 15 years and $15.9 million will carry forward indefinitely.
As of December 31, 2024, the Company had foreign tax credit carryforwards of $16.3 million, a majority of which will expire over four years to seven years.
The Company believed it was more-likely-than-not that the benefit from certain state and foreign loss carryforwards and foreign tax credit carryforwards would not be fully realized, and, as of December 31, 2024, had valuation allowances of $12.8 million, $15.7 million, and $16.3 million on the state and foreign loss carryforwards and the foreign tax credit carryforwards, respectively.  For the years ended December 31, 2023 and 2024, the Company decreased its valuation allowance $0.5 million and $2.8 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s estimates and assumptions regarding the realization of its state and foreign loss carryforwards do not contemplate certain changes in ownership of the Company’s stock which could limit the utilization of these carryforwards.
The Company provides for U.S. income taxes on all foreign earnings.  The Company does not provide for U.S. income taxes on the portion of the excess of the financial reporting bases over tax bases in the Company’s investments in foreign subsidiaries considered permanent in duration.  Such amount would generally become taxable upon the repatriation of assets from, or a sale or liquidation of, the foreign subsidiaries.  While a determination of the potential amount of unrecognized U.S.
income tax related to these amounts is not practicable because of the numerous assumptions associated with this hypothetical calculation, as of December 31, 2024, the estimated amount of such difference was $375.5 million.
A reconciliation of the changes in unrecognized tax benefits is as follows:

	For the Years Ended December 31,
	2022	2023	2024
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$52.4	$49.6	$37.8
Additions based on current year tax positions . . . . . . . . . . . . . . . . . . . . . . . . .	0.6	6.4	0.5
Additions based on prior years’ tax positions . . . . . . . . . . . . . . . . . . . . . . . . . .	4.4	1.0	3.5
Reduction for prior years’ tax positions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.0)	(13.5)	(0.8)
Lapse of the statute of limitations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(5.5)	(4.8)	(2.5)
Settlements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(1.3)	—
Foreign currency translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.3)	0.4	(1.2)
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$49.6	$37.8	$37.3
Included in the balance of unrecognized tax benefits as of December 31, 2022, 2023, and 2024 were $49.6 million, $37.8 million, and $37.3 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest).  As of December 31, 2024, certain of these benefits, if realized, would be offset by the utilization of indirect tax benefits, for which the Company had accrued deferred tax assets of $9.4 million.
The Company records accrued interest and penalties, if any, related to unrecognized tax benefits in Income tax expense.
For the years ended December 31, 2022, 2023, and 2024, interest and penalties related to unrecognized tax benefits were $2.6 million, $0.8 million, and $(0.5) million, respectively.  As of December 31, 2023 and 2024, the Company had accrued interest and penalties related to unrecognized tax benefits of $14.4 million and $13.9 million, respectively.
The Company is subject to U.S. federal, state and local, and foreign income tax in multiple jurisdictions and is periodically subject to tax examinations in these jurisdictions.  The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.  The Company is generally no longer subject to income tax examinations by U.S. federal, state and local, or foreign taxing authorities for periods prior to 2018.
The Company continues to monitor and evaluate legislative developments related to the Organization for Economic Co-
operation and Development’s Pillar Two directive (“Pillar Two”), which establishes a framework for a global minimum corporate tax rate of 15%.  Several countries in which the Company or its Affiliates operate are adopting legislation to implement Pillar Two. The Company currently does not expect Pillar Two to have a material impact on its Consolidated
Financial Statements.
19.Earnings Per Share
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

	For the Years Ended December 31,
	2022	2023	2024
Numerator
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,145.9	$672.9	$511.6
Income from hypothetical settlement of Redeemable non-controlling interests, net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	82.9	49.0	20.5
Interest expense on junior convertible securities, net of taxes . . . . . . . . . . . . .	14.0	13.4	13.4
Net income (controlling interest), as adjusted . . . . . . . . . . . . . . . . . . . . . . . . .	$1,242.8	$735.3	$545.5
Denominator
Average shares outstanding (basic) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38.5	35.1	31.1
Effect of dilutive instruments:
Stock options and restricted stock units . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.3	1.7	1.7
Hypothetical issuance of shares to settle Redeemable non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7.4	3.7	1.6
Junior convertible securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.8	1.7	1.7
Average shares outstanding (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49.0	42.2	36.1
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following is a summary of items excluded from the denominator in the table above:

	For the Years Ended December 31,
	2022	2023	2024
Stock options and restricted stock units . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	0.2	0.2
Shares issuable to settle Redeemable non-controlling interests . . . . . . . . . . . .	0.1	0.7	2.0
20.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Year Ended December 31, 2022
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(144.1)	$2.8	$(141.3)
Change in net realized and unrealized gain (loss) on derivative financial instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.5)	0.0	(0.5)
Change in net unrealized gain (loss) on available-for-sale debt securities . . . .	(1.3)	0.3	(1.0)
Other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(145.9)	$3.1	$(142.8)

	For the Year Ended December 31, 2023
	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$44.8	$(3.7)	$41.1
Change in net realized and unrealized gain (loss) on derivative financial instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.3	0.0	0.3
Change in net unrealized gain (loss) on available-for-sale debt securities . . . .	0.5	0.0	0.5
Other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$45.6	$(3.7)	$41.9

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2024
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$11.0	$(9.5)	$1.5
Change in net realized and unrealized gain (loss) on derivative financial instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.5	—	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities . . . .	0.5	(0.4)	0.1
Other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$12.0	$(9.9)	$2.1
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Unrealized Gains (Losses) on Available- for-Sale Debt Securities	Total
Balance, as of December 31, 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(296.4)	$(0.4)	$(1.0)	$(297.8)
Other comprehensive income before reclassifications . . . . . . . . . . . . . . .	41.1	1.9	0.5	43.5
Amounts reclassified . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(1.6)	—	(1.6)
Net other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41.1	0.3	0.5	41.9
Balance, as of December 31, 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(255.3)	$(0.1)	$(0.5)	$(255.9)
Other comprehensive income (loss) before reclassifications . . . . . . . . . .	1.5	(0.2)	0.1	1.4
Amounts reclassified . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	0.7	—	0.7
Net other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.5	0.5	0.1	2.1
Balance, as of December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(253.8)	$0.4	$(0.4)	$(253.8)
21.Segment and Geographic Information
The Company operates in one segment.  Accordingly, the Company’s Consolidated revenue, Net income, and Total assets reflect the revenue, profit, and assets of the Company’s single segment, respectively.
The Company’s President and Chief Executive Officer is the chief operating decision maker (“CODM”).  The CODM uses
Net income in assessing the performance and in determining the allocation of resources of the Company’s reportable segment.
The CODM is regularly provided expense information consistent with the expense categories presented in the Company’s
Consolidated Statements of Income.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present Consolidated revenue and Fixed assets (net) of the Company by geographic location.  For
Affiliates, this information is primarily based on the location of the Affiliates’ headquarters.

	For the Years Ended December 31,
	2022	2023	2024
Consolidated revenue
United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,852.6	$1,519.3	$1,485.2
United Kingdom . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	434.8	498.3	500.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42.2	40.2	55.2
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,329.6	$2,057.8	$2,040.9

	December 31,
	2023	2024
Fixed assets (net)
United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$56.3	$48.9
United Kingdom . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10.7	8.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.3	0.2
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$67.3	$57.6

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions (Reductions) Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Year Ending December 31,
2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$43.9	$8.3	$(1.1)	$(3.0)	$48.1
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	48.1	0.6	0.4	(1.5)	47.6
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47.6	0.3	0.0	(3.1)	44.8

Other Allowances(1)
Year Ending December 31,
2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$4.8	$—	$—	$(1.3)	$3.5
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.5	1.5	—	(1.2)	3.8
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.8	—	—	(1.5)	2.3
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of
December 31, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.  See “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2025 annual meeting of stockholders (to be filed within 120 days after December 31, 2024) (the “Proxy Statement”) under the captions “Information Regarding the
Nominees,” “Corporate Governance Matters and Meetings of the Board of Directors and Committees,” and “Information
Regarding Executive Officers of the Company,” and is incorporated herein by reference.
Item 11.Executive Compensation
Information required by this Item will be set forth in our Proxy Statement under the captions “Compensation Discussion and Analysis,” (other than the disclosure under the caption “Pay Versus Performance Table”) “Executive Compensation
Tables,” and “Director Compensation,” and is incorporated herein by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item will be set forth in our Proxy Statement under the captions “Equity Compensation Plan
Information” and “Security Ownership of Beneficial Owners and Management,” and is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence
Information required by this Item will be set forth in our Proxy Statement under the captions “Information Regarding the
Nominees,” “Corporate Governance Matters and Meetings of the Board of Directors and Committees,” and “Related Person
Transactions,” and is incorporated herein by reference.
Item 14.Principal Accountant Fees and Services
Information required by this Item will be set forth in our Proxy Statement under the caption “Principal Accountant Fees and Services,” and is incorporated herein by reference.

PART IV
Item 15.Exhibit and Financial Statement Schedules
(a)(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2023, and 2024	78
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
4.1
Amended and Restated Declaration of Trust of AMG Capital Trust II related to the 5.15% Junior Convertible Trust
Preferred Securities, dated as of October 17, 2007, by and among the Company, U.S. Bank National Association, successor in interest to Bank of America National Trust Delaware, successor by merger to LaSalle National Trust
Delaware, as Delaware Trustee, U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Property Trustee and Institutional Administrator, and
the holders from time to time of undivided beneficial interests in the assets of AMG Capital Trust II (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.2
Indenture related to the 5.15% Junior Convertible Trust Preferred Securities, dated as of October 17, 2007, between the Company and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s
Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.3
First Supplemental Indenture related to the 5.15% Junior Convertible Trust Preferred Securities, dated as of January
10, 2014, between the Company and U.S. Bank National Association, successor in interest to Bank of America,
N.A., successor by merger to LaSalle Bank National Association, as Debenture Trustee (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 27, 2014)

4.4
Guarantee Agreement related to the 5.15% Junior Convertible Trust Preferred Securities, dated as of October 17,
2007, between the Company and U.S. Bank National Association, successor in interest to Bank of America, N.A., successor by merger to LaSalle Bank National Association, as Trust Securities Guarantee Trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed October 18, 2007)

4.5
Indenture, dated as of February 11, 2014, between the Company and U.S. Bank National Association, as trustee
(incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed February 11,
2014)

4.6
Second Supplemental Indenture related to the 3.500% Senior Notes due 2025, dated as of February 13, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459),
filed February 13, 2015)

4.7
Indenture for Junior Subordinated Notes, dated as of March 27, 2019, between the Company, as issuer, and U.S.
Bank National Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K
(No. 001-13459), filed March 27, 2019)

4.8
First Supplemental Indenture related to the 5.875% Junior Subordinated Notes due 2059, dated as of March 27,
2019, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global
Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No.
001-13459), filed March 27, 2019)

4.9
Second Supplemental Indenture related to the 4.750% Junior Subordinated Notes due 2060, dated as of September
23, 2020, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of
Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K
(No. 001-13459), filed September 23, 2020)

4.10
Third Supplemental Indenture related to the 4.200% Junior Subordinated Notes due 2061, dated as of July 13, 2021, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No.
001-13459), filed July 13, 2021)

4.11
Fourth Supplemental Indenture related to the 6.750% Junior Subordinated Notes due 2064, dated as of March 20,
2024, between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 20, 2024)

4.12
Indenture for Senior Notes, dated as of June 5, 2020, between the Company, as issuer, and U.S. Bank National
Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459),
filed June 5, 2020)

4.13
First Supplemental Indenture related to the 3.300% Senior Notes due 2030, dated as of June 5, 2020, between the
Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as
Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed
June 5, 2020)

4.14
Second Supplemental Indenture related to the 5.500% Senior Notes due 2034, dated as of August 20, 2024, between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee, including the form of
Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K
(No. 001-13459), filed August 20, 2024)

4.15	Description of the Registrant’s Securities*
10.1†	Defined Contribution Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed March 30, 2000)
10.2†	Executive Incentive Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2015)
10.3†	Amended and Restated 1997 Stock Option and Incentive Plan of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004)
10.4†	Amendment No. 1 to the Company’s 1997 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.5†	Amended and Restated Long-Term Stock and Investment Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 27, 2014)
10.6†	Deferred Compensation Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed March 2, 2009)
10.7†	2011 Stock Option and Incentive Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011)
10.8†	Amendment No. 1 to the Company’s 2011 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.9†	2013 Incentive Stock Award Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.10†	Amendment No. 1 to the Company’s 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.11†	2020 Equity Incentive Plan of the Company (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-240091), filed July 24, 2020)
10.12†
Form of Restricted Stock Unit Award Agreement pursuant to the Company’s 2013 Incentive Stock Award Plan
(incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28,
2020)

10.13†
Form of Stock Option Agreement pursuant to the Company’s Stock Option and Incentive Plans (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.14†	Form of Award Agreement pursuant to the Company’s Incentive Plans (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.15†	Form of Award Agreement pursuant to the Company’s Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.16†
Form of Award Agreement pursuant to the Company’s Executive Incentive and 2013 Incentive Stock Award Plans
(incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 27,
2014)

10.17†
Form of Restricted Stock Unit Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan
(incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)

10.18†
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan
(incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 16,
2024)

10.19†
Form of Stock Option Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 16, 2024)

10.20†
Form of Director Stock Option Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan
(incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)

10.21†
Form of Indemnification Agreement between the Company and each Director and Executive Officer (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed March 1, 2011)

10.22
Third Amended and Restated Credit Agreement, dated as of November 15, 2024, by and among the Company,
Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-
K (No. 001-13459), filed November 15, 2024)

10.23
Equity Distribution Agreement, dated as of May 27, 2022, between the Company and the Agents, Forward Sellers, and Forward Purchasers named therein (incorporated by reference to the Company’s Current Report on Form 8-K
(No. 001-13459), filed May 27, 2022)

10.24
Form of Forward Sale Agreement, dated as of May 27, 2022, pursuant to the Equity Distribution Agreement
(incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed May 27, 2022)

10.25†
Offer Letter Agreement, dated as of March 22, 2024, between the Company and Dava E. Ritchea (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2024)

19	Insider Trading Policy and Procedures of the Company*
21	Schedule of Subsidiaries*
22	Subsidiary Issuers of Guaranteed Securities (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)
23	Consent of PricewaterhouseCoopers LLP*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002**
97	Clawback Policy of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 16, 2024)
101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2024 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022, (ii) the Consolidated
Balance Sheets as of December 31, 2024 and December 31, 2023, (iii) the Consolidated Statement of Equity for the
years ended December 31, 2024, 2023, and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, and (v) the Notes to the Consolidated Financial Statements

104
The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

___________________________
†            Indicates a management contract or compensatory plan
*            Filed herewith
**          Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 14, 2025	By:	/s/ JAY C. HORGEN
Jay C. Horgen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY C. HORGEN	President, Chief Executive Officer (Principal Executive Officer) and Director	February 14, 2025
Jay C. Horgen

/s/ DAVA E. RITCHEA	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 14, 2025
Dava E. Ritchea

/s/ KAREN L. ALVINGHAM	Director	February 14, 2025
Karen L. Alvingham

/s/ DWIGHT D. CHURCHILL	Director	February 14, 2025
Dwight D. Churchill

/s/ ANNETTE FRANQUI	Director	February 14, 2025
Annette Franqui

/s/ FÉLIX V. MATOS RODRÍGUEZ	Director	February 14, 2025
Félix V. Matos Rodríguez

/s/ TRACY P. PALANDJIAN	Director	February 14, 2025
Tracy P. Palandjian

/s/ DAVID C. RYAN	Director	February 14, 2025
David C. Ryan

/s/ LOREN M. STARR	Director	February 14, 2025
Loren M. Starr