Form 10-Q
period 2025-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2025-05-08
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
There were 28,428,889 shares of the registrant’s common stock outstanding on May 6, 2025.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2024	2025
Consolidated revenue	$499.9	$496.6

Consolidated expenses:
Compensation and related expenses	240.4	230.3
Selling, general and administrative	91.7	94.7
Intangible amortization and impairments	7.3	83.3
Interest expense	29.9	34.1
Depreciation and other amortization	3.0	2.8
Other expenses (net)	9.0	11.7
Total consolidated expenses	381.3	456.9

Equity method income (net)	117.5	75.3
Investment and other income	18.0	11.6
Income before income taxes	254.1	126.6

Income tax expense	55.4	27.4
Net income	198.7	99.2

Net income (non-controlling interests)	(48.9)	(26.8)
Net income (controlling interest)	$149.8	$72.4

Average shares outstanding (basic)	32.8	29.2
Average shares outstanding (diluted)	40.1	32.6

Earnings per share (basic)	$4.56	$2.48
Earnings per share (diluted)	$4.14	$2.20
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2024	2025
Net income	$198.7	$99.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	5.6	(5.7)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.3	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities	0.4	0.4
Other comprehensive income (loss), net of tax	6.3	(4.8)
Comprehensive income	205.0	94.4
Comprehensive income (non-controlling interests)	(45.4)	(34.1)
Comprehensive income (controlling interest)	$159.6	$60.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2024	March 31, 2025
Assets
Cash and cash equivalents	$950.0	$816.5
Receivables	409.7	581.7
Investments	595.6	592.8
Goodwill	2,504.9	2,512.5
Acquired client relationships (net)	1,777.8	1,703.9
Equity method investments in Affiliates (net)	2,246.6	2,159.5
Fixed assets (net)	57.6	56.9
Other assets	288.7	290.3
Total assets	$8,830.9	$8,714.1
Liabilities and Equity
Payables and accrued liabilities	$639.1	$665.7
Debt	2,620.2	2,620.7
Deferred tax liability (net)	520.5	520.5
Other liabilities	402.4	442.1
Total liabilities	4,182.2	4,249.0
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	350.5	366.1
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2024 and March 31, 2025)	0.6	0.6
Additional paid-in capital	733.1	667.8
Accumulated other comprehensive loss	(163.6)	(175.7)
Retained earnings	6,899.8	6,971.9
	7,469.9	7,464.6
Less: Treasury stock, at cost (28.9 shares and 29.7 shares as of December 31, 2024 and March 31, 2025, respectively)	(4,124.6)	(4,276.4)
Total stockholders' equity	3,345.3	3,188.2
Non-controlling interests	952.9	910.8
Total equity	4,298.2	4,099.0
Total liabilities and equity	$8,830.9	$8,714.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)
(unaudited)

Three Months Ended March 31, 2024	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2023	$0.6	$741.4	$(167.6)	$6,389.6	$(3,376.1)	$982.2	$4,570.1
Net income	—	—	—	149.8	—	48.9	198.7
Other comprehensive income (loss), net of tax	—	—	9.8	—	—	(3.5)	6.3
Share-based compensation	—	21.1	—	—	—	—	21.1
Common stock issued under share-based incentive plans	—	(42.4)	—	—	23.5	—	(18.9)
Share repurchases, inclusive of excise tax	—	—	—	—	(151.2)	—	(151.2)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity activity:
Affiliate equity compensation	—	5.6	—	—	—	11.4	17.0
Issuances	—	(3.0)	—	—	—	10.3	7.3
Purchases	—	7.5	—	—	—	(17.1)	(9.6)
Changes in redemption value of Redeemable non- controlling interests	—	(18.1)	—	—	—	—	(18.1)
Capital contributions and other	—	—	—	—	—	(20.1)	(20.1)
Distributions to non-controlling interests	—	—	—	—	—	(81.8)	(81.8)
March 31, 2024	$0.6	$712.1	$(157.8)	$6,539.1	$(3,503.8)	$930.3	$4,520.5

Three Months Ended March 31, 2025	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2024	$0.6	$733.1	$(163.6)	$6,899.8	$(4,124.6)	$952.9	$4,298.2
Net income	—	—	—	72.4	—	26.8	99.2
Other comprehensive income (loss), net of tax	—	—	(12.1)	—	—	7.3	(4.8)
Share-based compensation	—	10.8	—	—	—	—	10.8
Common stock issued under share-based incentive plans	—	(46.9)	—	—	22.6	—	(24.3)
Share repurchases, inclusive of excise tax	—	—	—	—	(174.4)	—	(174.4)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity activity:
Affiliate equity compensation	—	1.3	—	—	—	9.3	10.6
Issuances	—	(0.6)	—	—	—	2.7	2.1
Purchases	—	(11.7)	—	—	—	(0.2)	(11.9)
Changes in redemption value of Redeemable non- controlling interests	—	(18.2)	—	—	—	—	(18.2)
Capital contributions and other	—	—	—	—	—	(1.0)	(1.0)
Distributions to non-controlling interests	—	—	—	—	—	(87.0)	(87.0)
March 31, 2025	$0.6	$667.8	$(175.7)	$6,971.9	$(4,276.4)	$910.8	$4,099.0
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2024	2025
Cash flow from (used in) operating activities:
Net income	$198.7	$99.2
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	7.3	83.3
Depreciation and other amortization	3.0	2.8
Deferred income tax expense	23.5	7.9
Equity method income (net)	(117.5)	(75.3)
Distributions received from equity method investments	211.5	204.7
Share-based compensation and Affiliate equity compensation expense	38.8	23.7
Net realized and unrealized gains on investment securities	(9.1)	(1.4)
Other non-cash items	(3.3)	(0.7)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(12.7)	(24.0)
Sales of securities by consolidated Affiliate sponsored investment products	21.5	20.1
Increase in receivables	(159.5)	(161.1)
Decrease (increase) in other assets	6.1	(3.1)
Increase in payables, accrued liabilities, and other liabilities	0.9	32.8
Cash flow from operating activities	209.2	208.9
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	—	(49.5)
Purchase of fixed assets	(1.0)	(1.6)
Purchase of investment securities	(359.1)	(8.2)
Maturities and sales of investment securities	434.6	23.7
Cash flow from (used in) investing activities	74.5	(35.6)
Cash flow from (used in) financing activities:
Borrowings of junior subordinated notes	450.0	—
Repayments of senior bank debt and senior notes	(450.0)	—
Repurchases of common stock, net	(152.5)	(176.2)
Dividends paid on common stock	(0.3)	(0.3)
Distributions to non-controlling interests	(81.8)	(87.0)
Affiliate equity purchases, net	(33.0)	(28.3)
Redemptions of consolidated Affiliate sponsored investment products, net	(8.6)	(3.7)
Other financing items	(26.1)	(21.4)
Cash flow used in financing activities	(302.3)	(316.9)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.6)	4.1
Net decrease in cash and cash equivalents	(20.2)	(139.5)
Cash and cash equivalents at beginning of period	813.6	950.0
Effect of consolidation of Affiliate sponsored investment products	—	6.0
Cash and cash equivalents at end of period	$793.4	$816.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (“AMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year.  The
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 includes additional information about its operations, financial position, and accounting policies, and should be read in conjunction with this Quarterly Report on
Form 10-Q.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.
All dollar amounts, except per share, per unit, and per option data in the text and tables herein, are stated in millions unless otherwise indicated.
2.Accounting Standards and Policies
Recently Adopted Accounting Standards
Effective for the financial year ended December 31, 2024 and for interim periods beginning January 1, 2025, the Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting: Improvements to Reportable Segment
Disclosures.  Effective January 1, 2025, the Company adopted ASU 2024-01, Compensation—Stock Compensation: Scope
Application of Profits Interest and Similar Awards.  The adoption of these standards did not have a material impact on the
Company’s Consolidated Financial Statements.
Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740):
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.Investments
The following table summarizes the Company’s Investments:

	December 31, 2024	March 31, 2025
Investments in marketable securities
Equity securities	$32.3	$41.3
Debt securities	24.3	25.2
Total investments in marketable securities	56.6	66.5
Other investments
Investments measured at NAV as a practical expedient	$488.6	$475.9
Investments without readily determinable fair values	50.4	50.4
Total other investments	539.0	526.3
Investments	$595.6	$592.8
Investments in Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31, 2024	March 31, 2025
Cost	$30.0	$38.7
Unrealized gains	3.7	2.8
Unrealized losses	(1.4)	(0.2)
Fair value	$32.3	$41.3
As of December 31, 2024 and March 31, 2025, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $10.9 million and $12.9 million, respectively.
For the three months ended March 31, 2024 and 2025, the Company recognized net unrealized gains (losses) on equity securities still held as of March 31, 2024 and 2025 of $1.4 million and $(0.9) million, respectively.
Debt Securities
The following table summarizes the cost, gross unrealized losses, and fair value of investments in consolidated Affiliate sponsored investment products classified as trading:

	Trading
	December 31, 2024	March 31, 2025
Cost	$24.6	$25.4
Unrealized losses	(0.3)	(0.2)
Fair value	$24.3	$25.2
For the three months ended March 31, 2024 and 2025, the Company recognized net unrealized gains on debt securities classified as trading still held as of March 31, 2024 and 2025 of $0.8 million.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Investments
Investments Measured at NAV as a Practical Expedient
The following table summarizes the fair values of investments that are measured at net asset value (“NAV”) as a practical expedient and any related unfunded commitments:

	December 31, 2024		March 31, 2025
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Investments with limited liquidity(1)	$486.9	$205.5	$450.6	$228.9
Investments with periodic liquidity(2)	1.7	—	25.3	—
Total(3)	$488.6	$205.5	$475.9	$228.9
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
(3)Investments measured at NAV as a practical expedient primarily invest in a broad range of private markets.  Fair value attributable to the controlling interest was $370.1 million and $358.6 million as of December 31, 2024 and March 31, 2025, respectively.
Investments Without Readily Determinable Fair Values
The following table summarizes the cost, cumulative unrealized gains, and carrying amount of the Company’s investment in a private corporation where it does not exercise significant influence, and does not have a readily determinable fair value:

	December 31, 2024	March 31, 2025
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the three months ended March 31, 2025, the Company recorded no gains or losses on the underlying investment.
The following table presents the changes in other investments:

	For the Three Months Ended March 31,
	2024			2025
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$430.5	$50.4	$480.9	$488.6	$50.4	$539.0
Purchases and commitments	46.8	—	46.8	8.1	—	8.1
Sales and distributions	(9.0)	—	(9.0)	(24.8)	—	(24.8)
Net realized and unrealized gains	4.2	—	4.2	4.0	—	4.0
Balance, end of period	$472.5	$50.4	$522.9	$475.9	$50.4	$526.3

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2024
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$32.3	$32.3	$—	$—
Investments in debt securities(1)	24.3	—	24.3	—
Financial Liabilities(2)
Contingent payment obligations	$5.7	$—	$—	$5.7
Affiliate equity purchase obligations	54.8	—	—	54.8

		Fair Value Measurements
	March 31, 2025
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$41.3	$41.3	$—	$—
Investments in debt securities(1)	25.2	—	25.2	—
Financial Liabilities(2)
Contingent payment obligations	$5.6	$—	$—	$5.6
Affiliate equity purchase obligations	48.4	—	—	48.4
___________________________
(1)Amounts are recorded in Investments on the Consolidated Balance Sheets.
(2)Amounts are recorded in Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in Level 3 liabilities:

	For the Three Months Ended March 31,
	2024		2025
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$14.7	$53.9	$5.7	$54.8
Purchases and issuances(1)	—	24.9	—	22.0
Settlements and reductions	—	(40.5)	—	(29.7)
Net realized and unrealized (gains) losses(2)	(5.1)	(0.6)	(0.1)	1.3
Balance, end of period	$9.6	$37.7	$5.6	$48.4

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(5.1)	$(0.6)	$(0.1)	$1.3
___________________________
(1)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.

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

	Quantitative Information about Level 3 Fair Value Measurements
			December 31, 2024			March 31, 2025
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo Simulation	Volatility	$5.7	18%	18%	$5.6	18%	18%
		Discount rates		4%	4%		4%	4%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$54.8	(4)% - 9%	1%	$48.4	(4)% - 8%	2%
		Discount rates		12% - 19%	14%		12% - 17%	14%
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
the discount rates used would result in lower fair values.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2024		March 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,097.4	$1,062.9	$1,097.5	$1,066.1	Level 2
Junior subordinated notes	1,216.0	1,035.6	1,216.0	1,004.3	Level 2
Junior convertible securities	341.7	372.2	341.7	361.4	Level 2
The Company has other financial assets and liabilities that are not required to be carried at fair value, but are required to be disclosed at fair value.  The carrying amount of Cash and cash equivalents, Receivables, Payables and accrued liabilities, and certain Other liabilities approximates fair value because of the short-term nature of these instruments.  The carrying value of the revolver (as defined in Note 6) approximates fair value because the revolver has variable interest based on selected short-term rates.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
When an Affiliate is accounted for under the equity method, the Company’s share of an Affiliate’s earnings or losses, net of intangible amortization and impairments and tax, is included in Equity method income (net) in the Consolidated Statements of Income and the carrying value of the Affiliate is recorded in Equity method investments in Affiliates (net) in the
Consolidated Balance Sheets.
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

	December 31, 2024		March 31, 2025
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,820.4	$2,135.2	$1,764.2	$2,054.7
As of December 31, 2024 and March 31, 2025, the carrying value and maximum exposure to loss for all of the Company’s
Affiliates accounted for under the equity method was $2,246.6 million and $2,159.5 million, respectively, including Affiliates accounted for under the equity method considered VREs of $111.4 million and $104.8 million, respectively.
Affiliate Sponsored Investment Products
The Company’s Affiliates sponsor various investment products where the Affiliate also acts as the investment adviser.
These investment products are typically owned primarily by third-party investors; however, certain products are funded with general partner and seed capital investments from the Company and its Affiliates.
Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset- and performance-based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products.  As a result, the Company generally does not consolidate these products.  However, for certain products, the Company’s consolidated Affiliates, as the investment manager, have the power to direct the activities of the investment product and have an exposure to the economics of the product that is more than insignificant, though generally only for a short period while the product is established and has yet to attract significant third-party investors.  When the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments, with corresponding changes in the investments’ fair values included in Investment and other income.  Purchases and sales of securities are included in purchases and sales by consolidated Affiliate sponsored investment products in the Consolidated
Statements of Cash Flows, respectively, and the third-party investors’ interests are recorded in Redeemable non-controlling interests.  When the Company or its consolidated Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.
The Company’s carrying value and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliates’ interests in the unconsolidated net assets of the respective products.  The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2024		March 31, 2025
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$5,925.0	$28.0	$6,376.3	$33.7
6.Debt
The following table summarizes the Company’s Debt:

	December 31, 2024	March 31, 2025
Senior bank debt	$—	$—
Senior notes	1,092.1	1,092.5
Junior subordinated notes	1,189.0	1,189.1
Junior convertible securities	339.1	339.1
Debt	$2,620.2	$2,620.7

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
Senior Bank Debt
As of March 31, 2025, the Company had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million.  The
Company pays interest on any outstanding obligations under the revolver at a specified rate, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating.  As of December 31, 2024 and March 31, 2025, the Company had no outstanding borrowings under the revolver.
Senior Notes
As of March 31, 2025, the Company had senior notes outstanding.  The carrying values of the senior notes are accreted to their principal amount at maturity over the remaining life of the underlying instrument.  The principal terms of the senior notes outstanding as of March 31, 2025 are presented and described below:

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
Junior Subordinated Notes
As of March 31, 2025, the Company had junior subordinated notes outstanding, the respective principal terms of which are
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2025, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the
2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
Junior Convertible Securities
As of March 31, 2025, the Company had $341.7 million of principal outstanding in its 5.15%  junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2024 and March 31, 2025, the unamortized issuance costs related to the junior convertible securities were $2.7 million and $2.6 million, respectively.
The following table presents interest expense recorded in connection with the junior convertible securities:

	For the Three Months Ended March 31,
	2024	2025
Contractual interest expense	$4.4	$4.4
Amortization of debt issuance costs	0.1	0.1
Total	$4.5	$4.5

Effective interest rate	5.21%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company.  The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share.  The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to the Company’s most recent Annual Report on Form 10-K.  Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.  The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion.  The Company did not repurchase any of its junior convertible securities during the three months ended March 31, 2024 and 2025.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products.  As of March 31, 2025, these unfunded commitments were $253.9 million and may be called in future periods.
As of March 31, 2025, the Company was obligated to make deferred payments and was contingently liable to make payments in connection with certain of its consolidated Affiliates, which are included in Other liabilities.  Deferred payment obligations were $4.7 million, all of which is payable during the remainder of 2025.  The fair value of contingent payment

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
obligations was $5.6 million, all of which is payable during the remainder of 2025.  The Company is contingently liable to make maximum contingent payments of up to $110.0 million ($24.9 million attributable to a co-investor).
As of March 31, 2025, the Company was obligated to make deferred payments of $28.3 million related to certain of its investments in Affiliates accounted for under the equity method, all of which is payable during the remainder of 2025.
Deferred payment obligations are included in Other liabilities.
As of March 31, 2025, the Company was contingently liable to make payments of $294.0 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $6.9 million may become payable during the remainder of 2025, $143.5 million may become payable in 2026, $87.8 million may become payable in 2027, $33.8 million may become payable in 2028, and $11.0 million may become payable in each of 2029 and 2030.
As of March 31, 2025, the Company had agreed to provide one of its Affiliates accounted for under the equity method up to $33.3 million of contingent financing.
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
8.Goodwill and Acquired Client Relationships
The following table presents the changes in the Company’s consolidated Affiliates’ Goodwill:

Goodwill
Balance, as of December 31, 2024	$2,504.9
Foreign currency translation	7.6
Balance, as of March 31, 2025	$2,512.5
The following table presents the changes in the Company’s components of Acquired client relationships (net):

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2024	$1,255.5	$(1,075.2)	$180.3	$1,597.5	$1,777.8
Intangible amortization and impairments	—	(6.3)	(6.3)	(77.0)	(83.3)
Foreign currency translation	3.8	(3.9)	(0.1)	9.5	9.4
Balance, as of March 31, 2025	$1,259.3	$(1,085.4)	$173.9	$1,530.0	$1,703.9
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments in the
Consolidated Statements of Income for these relationships of $7.3 million and $6.3 million for the three months ended
March 31, 2024 and 2025, respectively. Based on relationships existing as of March 31, 2025, the Company estimates that its consolidated amortization expense will be approximately $20 million for the remainder of 2025, approximately $25 million in each of 2026, 2027, and 2028, approximately $15 million in 2029, and approximately $10 million in 2030.
In the first quarter of 2025, the Company completed an impairment assessment of the indefinite-lived acquired client relationships for certain mutual fund assets and determined that the fair value of the assets had declined below their carrying values.  Accordingly, the Company recorded an expense in Intangible amortization and impairments of $59.2 million attributable to the controlling interest ($70.0 million in aggregate) to reduce the carrying value of the assets to fair value.  The

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
decline in the fair value was a result of current and projected declines in assets under management that decreased the forecasted revenue associated with the assets.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years ranging from (21)% to 0%, long-term revenue growth rates of 0%, and discount rates of 11%.
In addition, the Company recorded an expense in Intangible amortization and impairments of $4.0 million attributable to the controlling interest ($7.0 million in aggregate) to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of one of its Affiliate’s mutual fund products.
9.Equity Method Investments in Affiliates
In the first quarter of 2025, the Company completed its minority investment in NorthBridge Partners, LLC
(“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets.  A portion of the consideration paid for NorthBridge will be deductible for U.S. tax purposes over a 15-year life.  The Company’s purchase price allocation for the investment was measured using a discounted cash flow analysis that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated
Financial Statements one quarter in arrears.  The following table presents the changes in Equity method investments in
Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2024(1)	$2,246.6
Investments in Affiliates	72.0
Earnings, net of tax	93.9
Intangible amortization and impairments	(18.6)
Distributions of earnings	(205.0)
Foreign currency translation	(29.4)
Balance, as of March 31, 2025(1)	$2,159.5
_______________________
(1)Includes undistributed earnings of $206.1 million and $90.4 million as of December 31, 2024 and March 31, 2025, respectively.
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $20.8 million and $18.6 million for the three months ended March 31, 2024 and 2025, respectively.  Based on relationships existing as of March 31, 2025, the Company estimates the amortization expense attributable to its Affiliates will be approximately $60 million for the remainder of 2025, approximately $75 million in each of 2026 and 2027, approximately $65 million in 2028, approximately $50 million in 2029, and approximately $45 million in 2030.
The Company had 22 and 23 Affiliates accounted for under the equity method as of December 31, 2024 and March 31,
2025, respectively.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-
upon expenses.  The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the
Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
In May 2025, the Company completed a minority investment in Verition Fund Management LLC (“Verition”), a global multi-strategy investment firm.  Following the close of this transaction, Verition partners continue to hold a significant majority of the equity of the business and direct its day-to-day operations.
In May 2025, the Company entered into an agreement to acquire a minority equity interest in Qualitas Energy, a renewables-focused global infrastructure manager specializing in energy transition.  Following the close of the transaction,
Qualitas Energy partners will continue to hold a majority of the equity of the business and direct its day-to-day operations.  The transaction is expected to close during the fourth quarter of 2025, and is subject to customary closing conditions.  The financial results will be recognized in the Consolidated Financial Statements one quarter in arrears.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Together with the Company’s previously completed investment in NorthBridge, the Company has committed approximately $700 million for investments in new Affiliates in 2025.
In May 2025, the Company entered into an agreement to sell its equity interest in Peppertree Capital Management, Inc.
(“Peppertree”), as part of the announced acquisition of Peppertree by TPG Inc. (“TPG”), a public company listed on the Nasdaq
Global Select Market.  Pursuant to the terms of the agreement, the Company is expected to receive total consideration of approximately $240 million, based on the TPG closing share price on May 2, 2025, and includes approximately $102 million in cash, subject to certain closing adjustments, and approximately 2.9 million TPG Class A common shares.  Peppertree will continue to be included in the Company’s results until closing of the transaction, which is expected to occur in the third quarter of 2025, subject to customary closing conditions.
10.Related Party Transactions
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
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $14.5 million and $13.2 million as of December 31, 2024 and March 31, 2025, respectively.
From time to time, certain funds of the Company’s consolidated Affiliates may make tax distributions to partners subject to clawback.  The total receivable was $59.2 million and $59.8 million as of December 31, 2024 and March 31, 2025, respectively, and was included in Other assets on the Consolidated Balance Sheets.  The total payable was $87.8 million and
$82.1 million as of December 31, 2024 and March 31, 2025, respectively, and was included in Other liabilities.  These amounts were primarily attributable to the non-controlling interests.
The Company has related party transactions in association with its deferred and contingent payment obligations, and
Affiliate equity transactions, as more fully described in Notes 7, 13, and 14.
11.Equity Distribution Program
On March 7, 2025, the Company entered into an equity distribution agreement and forward sale agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced the Company’s prior equity distribution program.  As of March 31, 2025, no sales had occurred under the equity distribution program.
12.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended March 31,
	2024	2025
Share-based compensation expense	$21.1	$10.8
Tax benefit	2.3	1.1
As of December 31, 2024, the Company had unrecognized share-based compensation expense of $38.1 million.  As of
March 31, 2025, the Company had unrecognized share-based compensation expense of $73.2 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value Per Unit
Unvested units—December 31, 2024	0.8	$147.46
Units granted	0.3	166.02
Units vested	(0.4)	136.46
Units forfeited	(0.0)	157.49
Performance condition changes	—	—
Unvested units—March 31, 2025	0.7	$159.75
For the three months ended March 31, 2024 and 2025, the Company granted restricted stock units with fair values of $26.5 million and $48.7 million, respectively.  These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest.  Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions.  For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2024	1.7	$78.45
Options granted	—	—
Options exercised	(0.1)	73.81
Options forfeited	—	—
Options expired	(0.0)	203.22
Performance condition changes	—	—
Unexercised options outstanding—March 31, 2025	1.6	$78.30	1.6
Exercisable at March 31, 2025	1.5	$75.48	1.5
The Company did not grant any stock options during the three months ended March 31, 2024 and 2025.  Stock options generally vest over a period of three years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level expected to be achieved.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
purchase Affiliate equity interests, the interests are reclassified from Redeemable non-controlling interests to Other liabilities at current fair value.  Changes in fair value are recorded to Other expenses (net).
The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2024(1)	$350.5
Increase attributable to consolidated Affiliate sponsored investment products	2.1
Transfers to Other liabilities	(4.7)
Changes in redemption value	18.2
Balance, as of March 31, 2025(1)	$366.1
___________________________
(1)As of December 31, 2024 and March 31, 2025, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $12.9 million and $15.0 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s consolidated Affiliates generally pay quarterly distributions to Affiliate equity holders.  Distributions paid to non-controlling interest Affiliate equity holders were $81.8 million and $87.0 million for the three months ended March 31, 2024 and 2025, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals.  The Company has the right to settle a portion of these purchases in shares of its common stock.  For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements.  For the three months ended March 31, 2024 and 2025, the amount of cash paid for purchases was $39.3 million and $29.8 million, respectively.  For the three months ended March 31,
2024 and 2025, the total amount of cash received for issuances was $6.3 million and $1.5 million, respectively.
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
service period.
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended March 31,
	2024	2025
Controlling interest	$6.3	$3.6
Non-controlling interests	11.4	9.3
Total	$17.7	$12.9
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2024	$36.7	3 years	$206.0	6 years
March 31, 2025	41.5	3 years	197.0	5 years

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $7.9 million and $8.6 million as of December 31, 2024 and March 31, 2025, respectively, and was included in Other assets.  The total payable was $54.8 million and $48.4 million as of December 31, 2024 and March 31, 2025, respectively, and was included in Other liabilities.
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
table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that occurred during the applicable periods:

	For the Three Months Ended March 31,
	2024	2025
Net income (controlling interest)	$149.8	$72.4
(Decrease) increase in controlling interest paid-in capital from Affiliate equity issuances	(1.8)	0.4
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(7.2)	(12.0)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$140.8	$60.8
15.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended March 31,
	2024	2025
Controlling interest(1)	$53.3	$24.7
Non-controlling interests	2.1	2.7
Income tax expense	$55.4	$27.4
Income before income taxes (controlling interest)	$203.1	$97.1
Effective tax rate (controlling interest)(2)	26.2%	25.4%
___________________________
(1)For the three months ended March 31, 2024 and 2025, income tax expense (controlling interest) included intangible-related deferred tax expense of $17.1 million and $0.1 million, respectively.
(2)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three months ended March 31, 2024 and 2025 was higher than the marginal tax rate of 24.5%, primarily due to non-deductible compensation and uncertain tax positions.
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

	For the Three Months Ended March 31,
	2024	2025
Numerator
Net income (controlling interest)	$149.8	$72.4
Income (loss) from hypothetical settlement of Redeemable non-controlling interests, net of taxes	13.0	(3.9)
Interest expense on junior convertible securities, net of taxes	3.4	3.4
Net income (controlling interest), as adjusted	$166.2	$71.9
Denominator
Average shares outstanding (basic)	32.8	29.2
Effect of dilutive instruments:
Stock options and restricted stock units	2.0	1.3
Hypothetical issuance of shares to settle Redeemable non-controlling interests	3.6	0.4
Junior convertible securities	1.7	1.7
Average shares outstanding (diluted)	40.1	32.6
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended March 31,
	2024	2025
Stock options and restricted stock units	0.4	0.3
Shares issuable to settle Redeemable non-controlling interests	0.5	2.9
For the three months ended March 31, 2025, under its authorized share repurchase program, the Company repurchased 1.0 million shares of its common stock at an average price per share of $171.00.
17.Comprehensive Income
The following table presents the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended March 31,
	2024			2025
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain (loss)	$9.3	$(3.7)	$5.6	$(11.3)	$5.6	$(5.7)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.3	0.0	0.3	0.5	—	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities	0.5	(0.1)	0.4	0.4	—	0.4
Other comprehensive income (loss)	$10.1	$(3.8)	$6.3	$(10.4)	$5.6	$(4.8)

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains on Derivative Financial Instruments	Unrealized Gains (Losses) on Available- for-Sale Debt Securities	Total
Balance, as of December 31, 2024	$(253.8)	$0.4	$(0.4)	$(253.8)
Other comprehensive income (loss) before reclassifications	(5.7)	0.3	0.4	(5.0)
Amounts reclassified	—	0.2	—	0.2
Net other comprehensive income (loss)	(5.7)	0.5	0.4	(4.8)
Balance, as of March 31, 2025	$(259.5)	$0.9	$—	$(258.6)
18.Segment Information
The Company operates in one segment.  Accordingly, the Company’s Consolidated revenue, Net income, and Total assets reflect the revenue, profit, and assets of the Company’s single segment, respectively.
The Company’s chief operating decision maker (“CODM”) uses Net income in assessing the performance and in determining the allocation of resources of the Company’s reportable segment.  The CODM is regularly provided expense information consistent with the expense categories presented in the Company’s Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange
Commission, in our press releases, and in oral statements made with the approval of an executive officer may constitute
“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as
“outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,”
“approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates,” or the negative version of these words or other comparable words.  Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our
Annual Report on Form 10-K for the year ended December 31, 2024, and from time to time, as applicable, our Quarterly
Reports on Form 10-Q .  These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected.  Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated.  In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
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
Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including growth capital, product strategy and development, capital formation, and incentive alignment and succession planning.  As of
March 31, 2025, our aggregate assets under management were approximately $712 billion across a diverse range of private markets, liquid alternative, and differentiated long-only investment strategies.
In the first quarter of 2025, we completed a minority investment in NorthBridge Partners, LLC (“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets.  Following the close of the transaction,
NorthBridge partners continue to hold a significant majority of the equity of the firm and direct its day-to-day operations.
In May 2025, we completed a minority investment in Verition Fund Management LLC (“Verition”), a global multi-
strategy investment firm.  Following the close of this transaction, Verition partners continue to hold a significant majority of the equity of the business and direct its day-to-day operations.
In May 2025, we entered into an agreement to acquire a minority equity interest in Qualitas Energy, a renewables-
focused global infrastructure manager specializing in energy transition.  Following the close of the transaction, Qualitas
Energy partners will continue to hold a majority of the equity of the business and direct its day-to-day operations.  The transaction is expected to close during the fourth quarter of 2025, and is subject to customary closing conditions.  The financial results will be recognized in the Consolidated Financial Statements one quarter in arrears.
In May 2025, we entered into an agreement to sell our equity interest in Peppertree Capital Management, Inc.
(“Peppertree”), our Affiliate accounted for under the equity method, as part of the announced acquisition of Peppertree by
TPG Inc. (“TPG”), a public company listed on the Nasdaq Global Select Market.  Pursuant to the terms of the agreement, we are expected to receive total consideration of approximately $240 million, based on the TPG closing share price on May 2,
2025, and includes approximately $102 million in cash, subject to certain closing adjustments, and approximately 2.9 million

TPG Class A common shares.  Peppertree will continue to be included in our results until closing of the transaction, which is expected to occur in the third quarter of 2025, subject to customary closing conditions.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2024	2025	% Change
Assets under management	$699.4	$712.2	2%
Average assets under management	680.0	712.1	5%
Aggregate fees (in millions)	1,471.6	1,270.4	(14)%
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

The following table presents changes in our assets under management by strategy for the three months ended March 31,
2025:

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities(1)	Multi-Asset & Fixed Income	Total
December 31, 2024	$135.4	$140.7	$316.2	$115.6	$707.9
Client cash inflows and commitments	3.5	15.9	8.8	4.8	33.0
Client cash outflows	(0.1)	(5.7)	(22.5)	(5.1)	(33.4)
Net client cash flows	3.4	10.2	(13.7)	(0.3)	(0.4)
New investments	1.7	—	—	—	1.7
Market changes	0.4	2.4	(2.0)	(0.3)	0.5
Foreign exchange(2)	0.3	1.5	1.7	0.2	3.7
Realizations and distributions (net)	(0.9)	(0.0)	(0.1)	(0.1)	(1.1)
Other(3)	—	0.0	0.0	(0.1)	(0.1)
March 31, 2025	$140.3	$154.8	$302.1	$115.0	$712.2
___________________________
(1)Equities includes assets under management attributable to both global equities and U.S. equities.
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(2)	20%	86%	86%

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(3)	22%	78%	95%	85%
Equities(3)	42%	44%	46%	69%
Multi-asset and fixed income(4)	16%	N/A	N/A	N/A
___________________________
(1)Past performance is not indicative of future results.  Performance and AUM information is as of March 31, 2025 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally recognized less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of March 31, 2025, approximately 28% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 12% and 48%
of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.  We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominately earned by our
Affiliates accounted for under the equity method.
Aggregate fees were $1,270.4 million for the three months ended March 31, 2025, a decrease of $201.2 million or 14% as compared to the three months ended March 31, 2024.  The decrease in our aggregate fees was due to a $213.4 million or 15%
decrease from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $12.2 million or 1%
increase from asset-based fees.  The increase in asset-based fees was principally due to an increase in our average assets under management, primarily in our private markets and liquid alternative strategies, partially offset by changes in the composition of our assets under management.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2024	2025	% Change
Net income	$198.7	$99.2	(50)%
Net income (controlling interest)	149.8	72.4	(52)%
Adjusted EBITDA (controlling interest)(1)	259.8	228.2	(12)%
Economic net income (controlling interest)(1)	186.7	158.7	(15)%
__________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Net income (controlling interest) decreased $77.4 million or 52% for the three months ended March 31, 2025.  This decrease was primarily due to a $62.4 million increase in Intangible amortization and impairments attributable to the controlling interest and a $42.2 million decrease in Equity method income (net).  These decreases were partially offset by a $28.6 million decrease in Income tax expense attributable to the controlling interest.

Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management.
Our Adjusted EBITDA (controlling interest) decreased $31.6 million or 12% for the three months ended March 31, 2025, primarily due to a $201.2 million or 14% decrease in aggregate fees.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses primarily related to our acquisition of interests in Affiliates and improves comparability of performance between periods.  For the three months ended March 31, 2025, our Economic net income (controlling interest) decreased $28.0 million or 15%, primarily due to a $31.6 million decrease in Adjusted EBITDA
(controlling interest) and a $4.2 million increase in Interest expense attributable to the controlling interest.  These decreases were partially offset by a $10.1 million decrease in current and other deferred taxes attributable to the controlling interest.
Results of Operations
The following discussion includes the key operating performance measures and financial results of our consolidated and equity method Affiliates.  Our consolidated Affiliates’ financial results are included in our Consolidated revenue, Consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported, net of intangible amortization and impairments and tax, in Equity method income (net).
Consolidated Revenue
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Three Months Ended March 31,
(in millions, except as noted)	2024	2025	% Change
Consolidated Affiliate average assets under management (in billions)	$393.7	$396.5	1%
Consolidated revenue	$499.9	$496.6	(1)%
Our Consolidated revenue decreased $3.3 million or 1% for the three months ended March 31, 2025, due to a $10.9 million or 3% decrease from asset-based fees, partially offset by a $7.6 million or 2% increase from performance-based fees, primarily in our private markets strategies.  The decrease in asset-based fees was principally due to changes in the composition of our assets under management, partially offset by an increase in our consolidated Affiliate average assets under management, primarily in our private markets strategies.
Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2024	2025
Compensation and related expenses	$240.4	$230.3	(4)%
Selling, general and administrative	91.7	94.7	3%
Intangible amortization and impairments	7.3	83.3	N.M.(1)
Interest expense	29.9	34.1	14%
Depreciation and other amortization	3.0	2.8	(7)%
Other expenses (net)	9.0	11.7	30%
Total consolidated expenses	$381.3	$456.9	20%
___________________________
(1)Percentage change is not meaningful.
Compensation and related expenses decreased $10.1 million or 4% for the three months ended March 31, 2025, primarily due to a $10.3 million decrease in share-based compensation and a $4.8 million decrease in Affiliate equity compensation expense.  These decreases were partially offset by a $5.0 million increase in compensation accruals.
Selling, general and administrative expenses increased $3.0 million or 3% for the three months ended March 31, 2025, primarily due to a $1.8 million increase in distribution and investment-related expenses, principally as a result of the increase in average assets under management on which these expenses are incurred, and a $1.4 million increase in professional fees.

Intangible amortization and impairments increased $76.0 million for the three months ended March 31, 2025, primarily due to a $70.0 million expense to reduce the carrying value of indefinite-lived acquired client relationships for certain asset groups to fair value and a $7.0 million expense to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of a retail investment product.  These increases were partially offset by a $1.0 million decrease in amortization expense due to certain definite-lived assets being fully amortized.
Interest expense increased $4.2 million or 14% for the three months ended March 31, 2025, primarily due to a $6.6 million increase from our 6.75% junior subordinated notes issued in March 2024 (the “2064 junior subordinated notes”) and a $5.6 million increase from our 5.50% senior unsecured notes issued in August 2024 (the “2034 senior notes”).  These increases were partially offset by a $5.5 million decrease due to the repayment of our senior unsecured term loan facility, which was fully repaid during the third quarter of 2024, and a $2.2 million decrease due to the maturity of our 4.25% senior notes in February
2024 (the “2024 senior notes”).
There were no significant changes to Depreciation and other amortization for the three months ended March 31, 2025.
Other expenses (net) increased $2.7 million or 30% for the three months ended March 31, 2025, primarily due to a $5.0 million increase in expenses related to changes in the values of contingent payment obligations, partially offset by a $0.9 million decrease in rent and related office costs.
Equity Method Income (Net)
For our Affiliates accounted for under the equity method, we use operating structures where we contractually share in the
Affiliate’s revenue or revenue less agreed-upon expenses.  Our share of pre-tax earnings or losses from Affiliates accounted for under the equity method (“pre-tax equity method earnings”), net of amortization and impairments and tax, is included in Equity method income (net).  For certain of our Affiliates accounted for under the equity method, we report the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears.
The following table presents equity method Affiliate average assets under management and equity method Affiliate revenue (“equity method revenue”), as well as pre-tax equity method earnings, equity method intangible amortization, equity method intangible impairments, if any, and equity method income tax, which in aggregate form Equity method income (net):

	For the Three Months Ended March 31,
(in millions, except as noted)	2024	2025	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$286.3	$315.6	10%
Equity method revenue	$971.7	$773.8	(20)%

Financial Performance Measures
Pre-tax equity method earnings	$142.4	$99.5	(30)%
Equity method intangible amortization	(20.8)	(18.6)	(11)%
Equity method income tax	(4.1)	(5.6)	37%
Equity method income (net)	$117.5	$75.3	(36)%
Our equity method revenue decreased $197.9 million or 20% for the three months ended March 31, 2025, due to a $221.0 million or 22% decrease from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $23.1 million or 2% increase from asset-based fees.  The increase in asset-based fees was principally due to an increase in our equity method Affiliate average assets under management, primarily in our liquid alternative strategies, partially offset by changes in the composition of our assets under management.
For the three months ended March 31, 2025, pre-tax equity method earnings decreased $42.9 million or 30%, primarily due to a $197.9 million or 20% decrease in equity method revenue.  Pre-tax equity method earnings decreased more than equity method revenue on a percentage basis primarily due to a decrease in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses.
Equity method intangible amortization decreased $2.2 million or 11% for the three months ended March 31, 2025, primarily due to a $1.8 million decrease in amortization expense related to certain definite-lived assets being fully amortized and a $0.6 million decrease in amortization expense due to a decrease in actual and expected client attrition for certain definite-

lived acquired client relationships.  These decreases were partially offset by a $0.2 million increase in amortization expense due to investments in new Affiliates.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended March 31,
(in millions)	2024	2025	% Change
Investment and other income	$18.0	$11.6	(36)%
Investment and other income decreased $6.4 million or 36% for the three months ended March 31, 2025, primarily due to a
$6.3 million decrease in net realized and unrealized gains on investments in marketable securities.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended March 31,
(in millions)	2024	2025	% Change
Income tax expense	$55.4	$27.4	(51)%
Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
Income tax expense decreased $28.0 million or 51% for the three months ended March 31, 2025.  Our effective tax rate
(controlling interest) for the three months ended March 31, 2025 was 25.4% as compared to 26.2% for three months ended
March 31, 2024.  The decrease in the effective tax rate (controlling interest) was primarily due to a decrease in non-deductible compensation and uncertain tax positions for the three months ended March 31, 2025.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2024	2025	% Change
Net income	$198.7	$99.2	(50)%
Net income (non-controlling interests)	48.9	26.8	(45)%
Net income (controlling interest)	149.8	72.4	(52)%
Net income (controlling interest) decreased $77.4 million or 52% for the three months ended March 31, 2025, primarily due to an increase in Intangible amortization and impairments attributable to the controlling interest and a decrease in Equity method income (net).  These decreases were partially offset by a decrease in Income tax expense attributable to the controlling interest.
Supplemental Financial Performance Measures
As supplemental information to our GAAP performance measures, including Net income (see Note 18 of our Consolidated
Financial Statements), we provide non-GAAP performance measures of Adjusted EBITDA (controlling interest), Economic net income (controlling interest), and Economic earnings per share.  We believe that many investors use our Adjusted EBITDA
(controlling interest) when comparing our financial performance to other companies in the investment management industry.
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

	For the Three Months Ended March 31,
(in millions)	2024	2025
Net income (controlling interest)	$149.8	$72.4
Interest expense	29.9	34.1
Income taxes(1)	57.4	30.3
Intangible amortization and impairments(2)	25.6	85.8
Other items(3)	(2.9)	5.6
Adjusted EBITDA (controlling interest)	$259.8	$228.2
___________________________
(1)Includes equity method income tax.
(2)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates.  For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income.  Our share of these Affiliates’ amortization and impairments is included in Equity method income (net).  The following table presents the
Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2024	2025
Consolidated intangible amortization and impairments	$7.3	$83.3
Consolidated intangible amortization and impairments (non-controlling interests)	(2.5)	(16.1)
Equity method intangible amortization and impairments	20.8	18.6
Total	$25.6	$85.8
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

	For the Three Months Ended March 31,
(in millions, except per share data)	2024	2025
Net income (controlling interest)	$149.8	$72.4
Intangible amortization and impairments(1)	25.6	85.8
Intangible-related deferred taxes(2)	16.3	(0.7)
Other economic items(3)	(5.0)	1.2
Economic net income (controlling interest)	$186.7	$158.7
Average shares outstanding (diluted)	40.1	32.6
Hypothetical issuance of shares to settle Redeemable non-controlling interests	(3.6)	(0.4)
Assumed issuance of junior convertible securities shares	(1.7)	(1.7)
Average shares outstanding (adjusted diluted)	34.8	30.5
Economic earnings per share	$5.37	$5.20
___________________________
(1)See note (2) to the table in “Adjusted EBITDA (controlling interest).”
(2)Includes equity method deferred taxes.
(3)Other economic items include certain Affiliate equity activity, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  Other economic items were net of income tax (benefit) expense of
$(0.0) million and $1.5 million for the three months ended March 31, 2024 and 2025, respectively.
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
Cash and cash equivalents were $816.5 million as of March 31, 2025 and were attributable to both our controlling and the non-controlling interests.  In the three months ended March 31, 2025, we met our cash requirements primarily through cash generated by operating activities.  Our principal uses of cash in the three months ended March 31, 2025 were for the return of excess capital through share repurchases, investments in new Affiliates, and distributions to Affiliate equity holders.
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
capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.

The following table presents operating, investing, and financing cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2024	2025
Operating cash flow	$209.2	$208.9
Investing cash flow	74.5	(35.6)
Financing cash flow	(302.3)	(316.9)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the three months ended March 31, 2025, Cash flows from operating activities were $208.9 million, primarily from Net income of $99.2 million and distributions of earnings received from equity method investments of $204.7 million.  These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $131.4 million.  For the three months ended March 31, 2025, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the three months ended March 31, 2025, Cash flows used in investing activities were $35.6 million, primarily due to
$49.5 million of investments in Affiliates and $8.2 million of purchases of investment securities.  These items were partially offset by $23.7 million of maturities and sales of investment securities.  For the three months ended March 31, 2025, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the three months ended March 31, 2025, Cash flows used in financing activities were $316.9 million, primarily due to
$176.2 million of repurchases of common stock (net), $87.0 million of distributions to non-controlling interests, and
$28.3 million of Affiliate equity purchases, net of issuances.  For the three months ended March 31, 2025, financing cash flows were primarily attributable to the controlling interest.
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
As of March 31, 2025, the current redemption value of Affiliate equity interests was $414.5 million, of which $366.1 million was presented as Redeemable non-controlling interests (including $15.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $48.4 million was included in Other liabilities.
Although the timing and amounts of these purchases are difficult to predict, we paid $29.8 million for Affiliate equity purchases and received $1.5 million for Affiliate equity issuances during the three months ended March 31, 2025, and we expect net purchases of approximately $150 million of Affiliate equity during the remainder of 2025.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 13 and 14 of our Consolidated Financial
Statements.
Share Repurchases
Our Board of Directors authorized a share repurchase program in July 2024 to repurchase up to 5.4 million shares of our common stock and this authorization has no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.
During the three months ended March 31, 2025, we repurchased 1.0 million shares of our common stock at an average price per share of $171.00.  As of March 31, 2025, there were a total of 4.3 million shares available for repurchase under our July 2024 share repurchase program.
Debt
The following table presents the carrying value of our outstanding indebtedness.  The weighted average maturity of our outstanding debt is 21 years, with approximately 87% of debt maturing in 2030 and beyond.  Our nearest term maturity relates to our $350.0 million senior notes due August 2025 (“the 2025 senior notes”).  See Note 6 of our Consolidated Financial
Statements.

(in millions)	December 31, 2024	March 31, 2025
Senior bank debt	$—	$—
Senior notes	1,097.4	1,097.5
Junior subordinated notes	1,216.0	1,216.0
Junior convertible securities	341.7	341.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
Senior Bank Debt
As of March 31, 2025, we had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million.
As of March 31, 2025, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with all of the terms of the revolver.
Senior Notes
As of March 31, 2025, we had senior notes outstanding, the respective principal terms of which are presented and
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

Junior Subordinated Notes
As of March 31, 2025, we had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

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
As of March 31, 2025, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the
2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at our option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
Junior Convertible Securities
As of March 31, 2025, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities were issued by AMG Capital
Trust II, a Delaware statutory trust, in October 2007.  Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust.  The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities.  We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities.  We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
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
We did not repurchase any of our junior convertible securities during the three months ended March 31, 2024 and 2025.
Equity Distribution Program
On March 7, 2025, we entered into an equity distribution agreement and forward sale agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced our prior equity distribution program.  As of March 31, 2025, no sales had occurred under the equity distribution program.
Commitments
See Note 7 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 4 and 7 of our Consolidated Financial Statements.
Leases
As of March 31, 2025, our lease obligations were $27.0 million for the remainder of 2025, $53.4 million from 2026 through 2027, $44.8 million from 2028 through 2029, and $47.8 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $6.9 million for the remainder of 2025, $7.1 million from 2026 through 2027, $4.5 million from 2028 through 2029, and $7.1 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
The following is an update to our 2024 Annual Report on Form 10‑K, which includes additional information about our
Critical Accounting Estimates and Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.
Indefinite-Lived Acquired Client Relationships
In the first quarter of 2025, we completed an impairment assessment of the indefinite-lived acquired client relationships for certain mutual fund assets and determined that the fair value of the assets had declined below their carrying values.
Accordingly, we recorded an expense in Intangible amortization and impairments of $59.2 million attributable to the controlling interest ($70.0 million in aggregate) to reduce the carrying value of the assets to fair value.  The decline in the fair value was a result of current and projected declines in assets under management that decreased the forecasted revenue associated with the assets.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years ranging from
(21)% to 0%, long-term revenue growth rates of 0%, and discount rates of 11%.
While we believe all assumptions used in our assessments are reasonable and appropriate, changes in these estimates could produce different values.  We performed a sensitivity analysis over the most relevant assumptions used in these assessments.
Assuming all other assumptions remain constant, a decrease in the revenue growth rates over the next five years of 200 basis points would result in an additional impairment amount of approximately $49 million, while an increase in the discount rate of
100 basis points would result in an additional impairment amount of approximately $91 million.  Further declines in assets under management resulting from negative investment performance or net client outflows above our estimates could result in additional future impairments.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2025.  Please refer to Item 7A of our 2024 Annual Report on Form 10-K.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1-31, 2025	240,757	$184.70	240,757	$184.70	5,049,833
February 1-28, 2025	300,656	171.02	300,656	171.02	4,749,177
March 1-31, 2025	470,453	163.98	470,453	163.98	4,278,724
Total	1,011,866	171.00	1,011,866	171.00
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized a share repurchase program in July 2024 to repurchase up to 5.4 million shares of our common stock, and this authorization has no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of March 31, 2025, there were a total of 4.3 million shares available for repurchase under our July 2024 share repurchase program.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
10.1
Equity Distribution Agreement, dated as of March 7, 2025, by and among the Registrant and the Agents, Forward
Sellers, and Forward Purchasers named therein (incorporated by reference to the Registrant’s Current Report on
Form 8-K (No. 001-13459), filed March 7, 2025)

10.2
Form of Forward Sale Agreement, dated as of March 7, 2025, pursuant to the Equity Distribution Agreement
(incorporated by reference to the Registrant’s Current Report on Form 8-K (No. 001-13459), filed March 7,
2025)

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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2025 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the
Consolidated Statements of Income for the three-month periods ended March 31, 2025 and 2024, (ii) the
Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2025 and 2024,
(iii) the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iv) the Consolidated
Statements of Changes in Equity for the three-month periods ended March 31, 2025 and 2024, (v) the
Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2025 and 2024, and (vi) the
Notes to the Consolidated Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 8, 2025	/s/ DAVA E. RITCHEA
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