Form 10-Q
period 2025-06-30
AFFILIATED MANAGERS GROUP, INC.
filed 2025-08-07
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
There were 28,412,063 shares of the registrant’s common stock outstanding on August 5, 2025.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Consolidated revenue	$500.3	$493.2	$1,000.3	$989.8

Consolidated expenses:
Compensation and related expenses	215.3	263.7	455.7	494.1
Selling, general and administrative	89.4	95.7	181.1	190.4
Intangible amortization and impairments	7.3	6.3	14.5	89.6
Interest expense	33.5	34.5	63.4	68.6
Depreciation and other amortization	3.1	2.5	6.1	5.3
Other expenses (net)	10.8	10.0	19.9	21.6
Total consolidated expenses	359.4	412.7	740.7	869.6

Equity method income (net)	18.1	65.6	135.7	140.9
Investment and other income	19.3	25.5	37.2	37.1
Income before income taxes	178.3	171.6	432.5	298.2

Income tax expense	43.3	35.7	98.7	63.1
Net income	135.0	135.9	333.8	235.1

Net income (non-controlling interests)	(59.0)	(51.6)	(108.0)	(78.5)
Net income (controlling interest)	$76.0	$84.3	$225.8	$156.6

Average shares outstanding (basic)	31.5	28.5	32.1	28.9
Average shares outstanding (diluted)	35.3	31.4	36.0	32.3

Earnings per share (basic)	$2.42	$2.96	$7.02	$5.43
Earnings per share (diluted)	$2.26	$2.80	$6.49	$5.01
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Net income	$135.0	$135.9	$333.8	$235.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(2.2)	63.3	3.4	57.6
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.1	0.4	0.4	0.9
Change in net unrealized gain (loss) on available-for-sale debt securities	(0.0)	—	0.4	0.4
Other comprehensive income (loss), net of tax	(2.1)	63.7	4.2	58.9
Comprehensive income	132.9	199.6	338.0	294.0
Comprehensive income (non-controlling interests)	(62.8)	(64.6)	(108.3)	(98.8)
Comprehensive income (controlling interest)	$70.1	$135.0	$229.7	$195.2
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2024	June 30, 2025
Assets
Cash and cash equivalents	$950.0	$361.0
Receivables	409.7	571.0
Investments	595.6	644.1
Goodwill	2,504.9	2,537.6
Acquired client relationships (net)	1,777.8	1,716.1
Equity method investments in Affiliates (net)	2,246.6	2,618.3
Fixed assets (net)	57.6	56.7
Other assets	288.7	302.8
Total assets	$8,830.9	$8,807.6
Liabilities and Equity
Payables and accrued liabilities	$639.1	$692.4
Debt	2,620.2	2,621.2
Deferred tax liability (net)	520.5	544.3
Other liabilities	402.4	474.9
Total liabilities	4,182.2	4,332.8
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	350.5	336.1
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2024 and June 30, 2025)	0.6	0.6
Additional paid-in capital	733.1	701.2
Accumulated other comprehensive loss	(163.6)	(125.0)
Retained earnings	6,899.8	7,055.9
	7,469.9	7,632.7
Less: Treasury stock, at cost (28.9 shares and 30.2 shares as of December 31, 2024 and June 30, 2025, respectively)	(4,124.6)	(4,394.0)
Total stockholders' equity	3,345.3	3,238.7
Non-controlling interests	952.9	900.0
Total equity	4,298.2	4,138.7
Total liabilities and equity	$8,830.9	$8,807.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)
(unaudited)

Three Months Ended June 30, 2024	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2024	$0.6	$712.1	$(157.8)	$6,539.1	$(3,503.8)	$930.3	$4,520.5
Net income	—	—	—	76.0	—	59.0	135.0
Other comprehensive income (loss), net of tax	—	—	(5.9)	—	—	3.8	(2.1)
Share-based compensation	—	10.8	—	—	—	—	10.8
Common stock issued under share-based incentive plans	—	(0.3)	—	—	0.4	—	0.1
Share repurchases, inclusive of excise tax	—	—	—	—	(330.1)	—	(330.1)
Dividends ($0.01 per share)	—	—	—	(0.4)	—	—	(0.4)
Affiliate equity activity:
Affiliate equity compensation	—	4.5	—	—	—	9.8	14.3
Issuances	—	(0.8)	—	—	—	1.0	0.2
Purchases	—	(0.9)	—	—	—	(3.1)	(4.0)
Changes in redemption value of Redeemable non- controlling interests	—	(12.6)	—	—	—	—	(12.6)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.7)	(1.7)
Capital contributions and other	—	—	—	—	—	(1.5)	(1.5)
Distributions to non-controlling interests	—	—	—	—	—	(65.8)	(65.8)
June 30, 2024	$0.6	$712.8	$(163.7)	$6,614.7	$(3,833.5)	$931.8	$4,262.7

Three Months Ended June 30, 2025	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
March 31, 2025	$0.6	$667.8	$(175.7)	$6,971.9	$(4,276.4)	$910.8	$4,099.0
Net income	—	—	—	84.3	—	51.6	135.9
Other comprehensive income, net of tax	—	—	50.7	—	—	13.0	63.7
Share-based compensation	—	10.9	—	—	—	—	10.9
Common stock issued under share-based incentive plans	—	(0.1)	—	—	(16.8)	—	(16.9)
Share repurchases, inclusive of excise tax	—	—	—	—	(100.8)	—	(100.8)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity activity:
Affiliate equity compensation	—	2.5	—	—	—	9.2	11.7
Issuances	—	(1.4)	—	—	—	1.3	(0.1)
Purchases	—	47.5	—	—	—	(74.2)	(26.7)
Changes in redemption value of Redeemable non- controlling interests	—	(26.0)	—	—	—	—	(26.0)
Transfers from Redeemable non-controlling interests	—	—	—	—	—	53.0	53.0
Capital contributions and other	—	—	—	—	—	(2.0)	(2.0)
Distributions to non-controlling interests	—	—	—	—	—	(62.7)	(62.7)
June 30, 2025	$0.6	$701.2	$(125.0)	$7,055.9	$(4,394.0)	$900.0	$4,138.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)
(unaudited)

Six Months Ended June 30, 2024	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2023	$0.6	$741.4	$(167.6)	$6,389.6	$(3,376.1)	$982.2	$4,570.1
Net income	—	—	—	225.8	—	108.0	333.8
Other comprehensive income, net of tax	—	—	3.9	—	—	0.3	4.2
Share-based compensation	—	31.9	—	—	—	—	31.9
Common stock issued under share-based incentive plans	—	(42.7)	—	—	23.9	—	(18.8)
Share repurchases, inclusive of excise tax	—	—	—	—	(481.3)	—	(481.3)
Dividends ($0.02 per share)	—	—	—	(0.7)	—	—	(0.7)
Affiliate equity activity:
Affiliate equity compensation	—	10.1	—	—	—	21.2	31.3
Issuances	—	(3.8)	—	—	—	11.3	7.5
Purchases	—	6.6	—	—	—	(20.2)	(13.6)
Changes in redemption value of Redeemable non- controlling interests	—	(30.7)	—	—	—	—	(30.7)
Transfers to Redeemable non-controlling interests	—	—	—	—	—	(1.7)	(1.7)
Capital contributions and other	—	—	—	—	—	(21.7)	(21.7)
Distributions to non-controlling interests	—	—	—	—	—	(147.6)	(147.6)
June 30, 2024	$0.6	$712.8	$(163.7)	$6,614.7	$(3,833.5)	$931.8	$4,262.7

Six Months Ended June 30, 2025	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2024	$0.6	$733.1	$(163.6)	$6,899.8	$(4,124.6)	$952.9	$4,298.2
Net income	—	—	—	156.6	—	78.5	235.1
Other comprehensive income, net of tax	—	—	38.6	—	—	20.3	58.9
Share-based compensation	—	21.7	—	—	—	—	21.7
Common stock issued under share-based incentive plans	—	(47.0)	—	—	5.8	—	(41.2)
Share repurchases, inclusive of excise tax	—	—	—	—	(275.2)	—	(275.2)
Dividends ($0.02 per share)	—	—	—	(0.5)	—	—	(0.5)
Affiliate equity activity:
Affiliate equity compensation	—	3.8	—	—	—	18.5	22.3
Issuances	—	(2.0)	—	—	—	4.0	2.0
Purchases	—	35.8	—	—	—	(74.4)	(38.6)
Changes in redemption value of Redeemable non- controlling interests	—	(44.2)	—	—	—	—	(44.2)
Transfers from Redeemable non-controlling interests	—	—	—	—	—	53.0	53.0
Capital contributions and other	—	—	—	—	—	(3.1)	(3.1)
Distributions to non-controlling interests	—	—	—	—	—	(149.7)	(149.7)
June 30, 2025	$0.6	$701.2	$(125.0)	$7,055.9	$(4,394.0)	$900.0	$4,138.7
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Six Months Ended June 30,
	2024	2025
Cash flow from (used in) operating activities:
Net income	$333.8	$235.1
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	14.5	89.6
Depreciation and other amortization	6.1	5.3
Deferred income tax expense	40.8	26.8
Equity method income (net)	(135.7)	(140.9)
Distributions received from equity method investments	289.0	295.9
Share-based compensation and Affiliate equity compensation expense	66.3	92.3
Net realized and unrealized gains on investment securities	(20.7)	(20.5)
Other non-cash items	(2.5)	(3.9)
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(48.7)	(35.1)
Sales of securities by consolidated Affiliate sponsored investment products	37.4	30.5
Increase in receivables	(90.7)	(126.9)
Decrease (increase) in other assets	11.4	(13.0)
(Decrease) increase in payables, accrued liabilities, and other liabilities	(46.6)	4.5
Cash flow from operating activities	454.4	439.7
Cash flow from (used in) investing activities:
Investments in Affiliates, net of cash acquired	(5.7)	(510.1)
Purchases of fixed assets	(1.6)	(3.0)
Purchases of investment securities	(432.3)	(56.4)
Maturities and sales of investment securities	754.4	40.2
Cash flow from (used in) investing activities	314.8	(529.3)
Cash flow from (used in) financing activities:
Borrowings of junior subordinated notes	450.0	—
Repayments of senior bank debt and senior notes	(450.0)	—
Repurchases of common stock, net	(484.6)	(277.5)
Dividends paid on common stock	(0.7)	(0.5)
Distributions to non-controlling interests	(147.6)	(149.7)
Affiliate equity purchases, net	(49.1)	(41.1)
Redemptions of consolidated Affiliate sponsored investment products, net	(8.4)	(4.1)
Other financing items	(25.7)	(45.5)
Cash flow used in financing activities	(716.1)	(518.4)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1.5)	13.0
Net increase (decrease) in cash and cash equivalents	51.6	(595.0)
Cash and cash equivalents at beginning of period	813.6	950.0
Effect of consolidation of Affiliate sponsored investment products	0.3	6.0
Cash and cash equivalents at end of period	$865.5	$361.0
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810):
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises guidance on how an entity should identify the accounting acquirer in a business combination in which the legal acquiree is a variable interest entity.  The standard is effective for annual periods beginning after December 15, 2026.  The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.Investments
The following table summarizes the Company’s Investments:

	December 31, 2024	June 30, 2025
Investments in marketable securities
Equity securities	$32.3	$51.3
Debt securities	24.3	26.7
Total investments in marketable securities	56.6	78.0
Other investments
Investments measured at NAV as a practical expedient	$488.6	$515.7
Investments without readily determinable fair values	50.4	50.4
Total other investments	539.0	566.1
Investments	$595.6	$644.1
Investments in Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31, 2024	June 30, 2025
Cost	$30.0	$53.2
Unrealized gains	3.7	6.1
Unrealized losses	(1.4)	(8.0)
Fair value	$32.3	$51.3
As of December 31, 2024 and June 30, 2025, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $10.9 million and $19.6 million, respectively.
For the three and six months ended June 30, 2024, the Company recognized net unrealized gains on equity securities still held as of June 30, 2024 of $0.2 million and $1.6 million, respectively.  For the three and six months ended June 30, 2025, the
Company recognized net unrealized gains on equity securities still held as of June 30, 2025 of $5.1 million and $4.2 million, respectively.
Debt Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in consolidated Affiliate sponsored investment products classified as trading:

	December 31, 2024	June 30, 2025
Cost	$24.6	$25.9
Unrealized gains	—	0.8
Unrealized losses	(0.3)	—
Fair value	$24.3	$26.7
For the three and six months ended June 30, 2024, the Company recognized net unrealized gains (losses) on debt securities classified as trading still held as of June 30, 2024 of $(0.2) million and $0.6 million, respectively.  For the three and six months ended June 30, 2025, the Company recognized net unrealized gains on debt securities classified as trading still held as of
June 30, 2025 of $1.4 million and $2.2 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Investments
Investments Measured at NAV as a Practical Expedient
The following table summarizes the fair values of investments that are measured at net asset value (“NAV”) as a practical expedient and any related unfunded commitments:

	December 31, 2024		June 30, 2025
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Investments with limited liquidity(1)	$486.9	$205.5	$473.6	$249.2
Investments with periodic liquidity(2)	1.7	—	42.1	—
Total(3)	$488.6	$205.5	$515.7	$249.2
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
(3)Investments measured at NAV as a practical expedient primarily invest in a broad range of private markets.  Fair value attributable to the controlling interest was $370.1 million and $394.5 million as of December 31, 2024 and June 30, 2025, respectively.
Investments Without Readily Determinable Fair Values
The following table summarizes the cost, cumulative unrealized gains, and carrying amount of the Company’s investment in a private corporation where it does not exercise significant influence, and does not have a readily determinable fair value:

	December 31, 2024	June 30, 2025
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the three and six months ended June 30, 2025, the Company recorded no gains or losses on the underlying investment.
The following tables present the changes in other investments:

	For the Three Months Ended June 30,
	2024			2025
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$472.5	$50.4	$522.9	$475.9	$50.4	$526.3
Purchases and commitments funded	17.8	—	17.8	40.8	—	40.8
Sales and distributions	(17.7)	—	(17.7)	(17.0)	—	(17.0)
Net realized and unrealized gains	7.3	—	7.3	16.0	—	16.0
Balance, end of period	$479.9	$50.4	$530.3	$515.7	$50.4	$566.1

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30,
	2024			2025
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$430.5	$50.4	$480.9	$488.6	$50.4	$539.0
Purchases and commitments funded	64.6	—	64.6	48.9	—	48.9
Sales and distributions	(26.7)	—	(26.7)	(41.8)	—	(41.8)
Net realized and unrealized gains	11.5	—	11.5	20.0	—	20.0
Balance, end of period	$479.9	$50.4	$530.3	$515.7	$50.4	$566.1
4.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2024
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$32.3	$32.3	$—	$—
Investments in debt securities(1)	24.3	—	24.3	—
Financial Liabilities(2)
Contingent payment obligations	$5.7	$—	$—	$5.7
Affiliate equity purchase obligations	54.8	—	—	54.8

		Fair Value Measurements
	June 30, 2025
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investments in equity securities(1)	$51.3	$51.3	$—	$—
Investments in debt securities(1)	26.7	—	26.7	—
Financial Liabilities(2)
Contingent payment obligations	$0.0	$—	$—	$0.0
Affiliate equity purchase obligations	117.9	—	—	117.9
___________________________
(1)Amounts are recorded in Investments on the Consolidated Balance Sheets.
(2)Amounts are recorded in Other liabilities on the Consolidated Balance Sheets.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Level 3 Financial Liabilities
The following tables present the changes in Level 3 liabilities:

	For the Three Months Ended June 30,
	2024		2025
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$9.6	$37.7	$5.6	$48.4
Purchases and issuances(1)	—	31.3	—	71.1
Settlements and reductions	—	(16.6)	(4.9)	(13.7)
Net realized and unrealized (gains) losses(2)	(1.7)	1.5	(0.7)	12.1
Balance, end of period	$7.9	$53.9	$0.0	$117.9

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(1.7)	$1.5	$—	$13.1

	For the Six Months Ended June 30,
	2024		2025
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$14.7	$53.9	$5.7	$54.8
Purchases and issuances(1)	—	56.2	—	93.1
Settlements and reductions	—	(57.1)	(4.9)	(43.4)
Net realized and unrealized (gains) losses(2)	(6.8)	0.9	(0.8)	13.4
Balance, end of period	$7.9	$53.9	$0.0	$117.9

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1)	$(6.8)	$0.9	$(0.1)	$14.4
___________________________
(1)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
(2)Gains and losses resulting from changes to expected payments related to contingent payment obligations and the accretion of these obligations are included in Other expenses (net) and included in Interest expense, respectively, in the Consolidated
Statements of Income.  Changes to the redemption value of Affiliate equity purchase obligations are included in
Compensation and related expenses in the Consolidated Statements of Income.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the
Company’s Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
			December 31, 2024			June 30, 2025
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo Simulation	Volatility	$5.7	18%	18%	$0.0	20%	20%
		Discount rates		4%	4%		5%	5%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$54.8	(4)% - 9%	1%	$117.9	(4)% - 9%	6%
		Discount rates		12% - 19%	14%		12% - 19%	15%
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
the discount rates used would result in lower fair values.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2024		June 30, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,097.4	$1,062.9	$1,097.6	$1,078.5	Level 2
Junior subordinated notes	1,216.0	1,035.6	1,216.1	969.7	Level 2
Junior convertible securities	341.7	372.2	341.7	390.6	Level 2
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Upon the occurrence of certain events, management reviews and reconsiders its previous conclusion regarding the status of an entity as a VRE or a VIE.
The Company consolidates VREs when it has control over significant operating, financial, and investing decisions of the entity.  When the Company lacks such control, but is deemed to have significant influence, the Company accounts for the VRE under the equity method.  Investments with readily determinable fair values in which the Company does not have rights to exercise significant influence are recorded at fair value on the Consolidated Balance Sheets, with changes in fair value included in Investment and other income in the Consolidated Statements of Income.
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

	December 31, 2024		June 30, 2025
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliates accounted for under the equity method	$1,820.4	$2,135.2	$1,595.3	$2,508.3

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of December 31, 2024 and June 30, 2025, the carrying value and maximum exposure to loss for all of the Company’s
Affiliates accounted for under the equity method was $2,246.6 million and $2,618.3 million, respectively, including Affiliates accounted for under the equity method considered VREs of $111.4 million and $110.0 million, respectively.
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
The Company’s carrying value and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliates’ interests in the unconsolidated net assets of the respective products.  The net assets of unconsolidated VIEs attributable to Affiliate sponsored investment products, and the Company’s carrying value and maximum exposure to loss, were as follows:

	December 31, 2024		June 30, 2025
	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss	Unconsolidated VIE Net Assets	Carrying Value and Maximum Exposure to Loss
Affiliate sponsored investment products	$5,925.0	$28.0	$7,377.1	$80.9
6.Debt
The following table summarizes the Company’s Debt:

	December 31, 2024	June 30, 2025
Senior bank debt	$—	$—
Senior notes	1,092.1	1,092.8
Junior subordinated notes	1,189.0	1,189.2
Junior convertible securities	339.1	339.2
Debt	$2,620.2	$2,621.2
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
Senior Bank Debt
As of June 30, 2025, the Company had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million.  The
Company pays interest on any outstanding obligations under the revolver at a specified rate, currently based either on an

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating.  As of December 31, 2024 and June 30, 2025, the Company had no outstanding borrowings under the revolver.  On July
30, 2025, the Company borrowed $100.0 million under the revolver.
Senior Notes
As of June 30, 2025, the Company had senior notes outstanding.  The carrying values of the senior notes are accreted to their principal amount at maturity over the remaining life of the underlying instrument.  The principal terms of the senior notes outstanding as of June 30, 2025 are presented and described below:

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
On August 1, 2025, the Company’s $350.0 million 3.50% senior notes due 2025 matured and were fully repaid.
Junior Subordinated Notes
As of June 30, 2025, the Company had junior subordinated notes outstanding, the respective principal terms of which are
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
As of June 30, 2025, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the
2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws,

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
Junior Convertible Securities
As of June 30, 2025, the Company had $341.7 million of principal outstanding in its 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities bear interest at a rate of 5.15% per annum, payable quarterly in cash.
As of December 31, 2024 and June 30, 2025, the unamortized issuance costs related to the junior convertible securities were $2.7 million and $2.6 million, respectively.
The following table presents interest expense recorded in connection with the junior convertible securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Contractual interest expense	$4.4	$4.4	$8.8	$8.8
Amortization of debt issuance costs	0.1	0.1	0.1	0.1
Total	$4.5	$4.5	$8.9	$8.9

Effective interest rate	5.21%	5.21%	5.21%	5.21%
Holders of the junior convertible securities have no rights to put these securities to the Company.  The holder may convert the securities to 0.2558 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $195.47 per share.  The conversion rate is subject to adjustments as described in the Amended and Restated Declaration of Trust of AMG Capital Trust II and the related indenture, both dated October 17, 2007 and filed as exhibits to the Company’s most recent Annual Report on Form 10-K.  Upon conversion, holders will receive cash or shares of the Company’s common stock, or a combination thereof, at the Company’s election.  The Company may redeem the junior convertible securities if the closing price of its common stock for 20 trading days in a period of 30 consecutive trading days exceeds 130% of the then prevailing conversion price, and may also repurchase junior convertible securities in the open market or in privately negotiated transactions from time to time at management’s discretion.  The Company did not repurchase any of its junior convertible securities during the six months ended June 30, 2024 and 2025.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products.  As of June 30, 2025, these unfunded commitments were $273.9 million and may be called in future periods.
As of June 30, 2025, the Company was contingently liable to make payments in connection with a consolidated Affiliate, which are included in Other liabilities.  The Company is contingently liable to make maximum contingent payments of up to
$100.0 million ($24.9 million attributable to a co-investor).  The fair value of the contingent payment obligation was $0.0 million.  The final measurement for the contingent payment obligation will be in July 2026.
As of June 30, 2025, the Company was obligated to make deferred payments of $26.6 million related to certain of its investments in Affiliates accounted for under the equity method, all of which is payable during the remainder of 2025.
Deferred payment obligations are included in Other liabilities.
As of June 30, 2025, the Company was contingently liable to make payments of $292.3 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $7.0 million may

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
become payable during the remainder of 2025, $143.5 million may become payable in 2026, $83.9 million may become payable in 2027, $35.9 million may become payable in 2028, and $11.0 million may become payable in each of 2029 and 2030.
As of June 30, 2025, the Company had agreed to provide one of its Affiliates accounted for under the equity method up to
$33.3 million of contingent financing.
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
8.Goodwill and Acquired Client Relationships
The following table presents the changes in the Company’s consolidated Affiliates’ Goodwill:

Goodwill
Balance, as of December 31, 2024	$2,504.9
Foreign currency translation	32.7
Balance, as of June 30, 2025	$2,537.6
The following table presents the changes in the Company’s components of Acquired client relationships (net):

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Book Value	Accumulated Amortization	Net Book Value	Net Book Value	Net Book Value
Balance, as of December 31, 2024	$1,255.5	$(1,075.2)	$180.3	$1,597.5	$1,777.8
Intangible amortization and impairments	—	(12.6)	(12.6)	(77.0)	(89.6)
Foreign currency translation	14.5	(14.7)	(0.2)	28.1	27.9
Balance, as of June 30, 2025	$1,270.0	$(1,102.5)	$167.5	$1,548.6	$1,716.1
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments in the
Consolidated Statements of Income for these relationships of $7.3 million and $14.5 million for the three and six months ended
June 30, 2024, respectively, and $6.3 million and $12.6 million for three and six months ended June 30, 2025, respectively.
Based on relationships existing as of June 30, 2025, the Company estimates that its consolidated amortization expense will be approximately $13 million for the remainder of 2025, approximately $25 million in each of 2026, 2027, and 2028, approximately $15 million in 2029, and approximately $10 million in 2030.
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
In the first quarter of 2025, the Company also recorded an expense in Intangible amortization and impairments of $4.0 million attributable to the controlling interest ($7.0 million in aggregate) to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of one of its Affiliate’s mutual fund products.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9.Equity Method Investments in Affiliates
In the first quarter of 2025, the Company completed its minority investment in NorthBridge Partners, LLC
(“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets, and in the second quarter of
2025, the Company completed its minority investment in Verition Fund Management LLC (“Verition”), a global multi-strategy investment firm.  A portion of the consideration paid for NorthBridge and the majority of the consideration paid for Verition will be deductible for U.S. tax purposes over a 15-year life.  The Company’s purchase price allocations for each investment were measured using discounted cash flow analyses that included assumptions of expected market performance, net client cash flows, and discount rates.
The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated
Financial Statements one quarter in arrears.  The following table presents the changes in Equity method investments in
Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2024(1)	$2,246.6
Investments in Affiliates	534.5
Earnings, net of tax	186.5
Intangible amortization and impairments	(45.6)
Distributions of earnings	(294.5)
Foreign currency translation	(9.2)
Balance, as of June 30, 2025(1)	$2,618.3
_______________________
(1)Includes undistributed earnings of $206.1 million and $93.9 million as of December 31, 2024 and June 30, 2025, respectively.
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $20.9 million and $41.7 million for the three and six months ended June 30, 2024, respectively, and $27.0 million and $45.6 million for the three and six months ended, June 30, 2025, respectively.  Based on relationships existing as of June 30, 2025, the
Company estimates the amortization expense attributable to its Affiliates will be approximately $50 million for the remainder of
2025, approximately $95 million in each of 2026 and 2027, approximately $80 million in 2028, and approximately $65 million in each of 2029 and 2030.
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
The Company had 22 and 24 Affiliates accounted for under the equity method as of December 31, 2024 and June 30, 2025, respectively.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of revenue reduced by, in some cases, certain agreed-
upon expenses.  The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the
Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.
In the second quarter of 2025, the Company entered into an agreement to acquire a minority equity interest in Qualitas
Energy, a renewables-focused global infrastructure manager specializing in energy transition.  Following the close of the transaction, Qualitas Energy partners will continue to hold a majority of the equity of the business and direct its day-to-day operations.  The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions.  The financial results will be recognized in the Consolidated Financial Statements one quarter in arrears.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In July 2025, the Company completed the previously announced sale of its equity interest in Peppertree Capital
Management, Inc. (“Peppertree”), as part of the announced acquisition of Peppertree by TPG Inc. (“TPG”), a public company listed on the Nasdaq Global Select Market.  Pursuant to the terms of the transaction agreement with TPG, under which the
Company and each of the other owners agreed to sell their respective equity interests in Peppertree, the Company received total consideration of approximately $254 million which included approximately $100 million in cash and 2.9 million TPG Class A common shares, all of which the Company has since sold.  The Company acquired its interest in Peppertree for $140.0 million in 2022 and, as of June 30, 2025, its carrying value was $127.5 million.  The Company’s gain on the transaction was taxable at closing.  Peppertree will be included in the Company’s results through the closing date.
In July 2025, the Company entered into an agreement to acquire a minority equity interest in Montefiore Investment
(“Montefiore”), a European private equity firm focused on the services sector.  Following the close of the transaction,
Montefiore partners will continue to hold a majority of the equity of the business and direct its day-to-day operations.  The transaction is expected to close in the second half of 2025, subject to customary closing conditions.
On August 6, 2025, the Company entered into an agreement to sell a portion of its interest in Comvest Partners
(“Comvest”), as part of the announced acquisition of Comvest’s private credit business by Manulife Financial Corporation.
Pursuant to the terms of the agreement, the Company is expected to receive total cash consideration of approximately
$285 million, subject to certain closing adjustments.  Comvest will continue to be included in the Company’s results until closing of the transaction and the portion retained will continue to be included going forward.  The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions.
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
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $14.5 million and $12.7 million as of December 31, 2024 and June 30, 2025, respectively.
From time to time, certain funds of the Company’s consolidated Affiliates may make tax distributions to partners subject to clawback.  The total receivable was $59.2 million and $65.1 million as of December 31, 2024 and June 30, 2025, respectively, and was included in Other assets on the Consolidated Balance Sheets.  The total payable was $87.8 million and $87.3 million as of December 31, 2024 and June 30, 2025, respectively, and was included in Other liabilities.  These amounts were primarily attributable to the non-controlling interests.
The Company has related party transactions in association with its deferred and contingent payment obligations, and
Affiliate equity transactions, as more fully described in Notes 7, 13, and 14.
11.Equity Distribution Program
In the first quarter of 2025, the Company entered into an equity distribution agreement and forward sale agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced the Company’s prior equity distribution program.  As of June 30, 2025, no sales had occurred under the equity distribution program.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Share-based compensation expense	$10.8	$10.9	$31.9	$21.7
Tax benefit	1.7	0.9	4.0	2.0
As of December 31, 2024, the Company had unrecognized share-based compensation expense of $38.1 million.  As of
June 30, 2025, the Company had unrecognized share-based compensation expense of $67.4 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value Per Unit
Unvested units—December 31, 2024	0.8	$147.46
Units granted	0.3	167.28
Units vested	(0.4)	136.46
Units forfeited	(0.0)	157.38
Performance condition changes	—	—
Unvested units—June 30, 2025	0.7	$160.51
For the six months ended June 30, 2024 and 2025, the Company granted restricted stock units with fair values of $30.0 million and $53.8 million, respectively.  These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest.  Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions.  For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding—December 31, 2024	1.7	$78.45
Options granted	—	—
Options exercised	(0.4)	74.96
Options forfeited	—	—
Options expired	(0.0)	203.22
Performance condition changes	—	—
Unexercised options outstanding—June 30, 2025	1.3	$79.20	1.3
Exercisable at June 30, 2025	1.2	$76.02	1.2
The Company did not grant any stock options during the six months ended June 30, 2024 and 2025.  Stock options generally vest over a period of three years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level expected to be achieved.
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
The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2024(1)	$350.5
Increase attributable to consolidated Affiliate sponsored investment products	7.1
Transfers to Other liabilities	(12.7)
Transfers to Non-controlling interests	(53.0)
Changes in redemption value	44.2
Balance, as of June 30, 2025(1)	$336.1
___________________________
(1)As of December 31, 2024 and June 30, 2025, Redeemable non-controlling interests include consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $12.9 million and $20.0 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s consolidated Affiliates generally pay quarterly distributions to Affiliate equity holders.  Distributions paid to non-controlling interest Affiliate equity holders were $147.6 million and $149.7 million for the six months ended June 30, 2024 and 2025, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals.  The Company has the right to settle a portion of these purchases in shares of its common stock.  For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements.  For the six months ended June 30, 2024 and 2025, the amount of cash paid for purchases was $55.4 million and $42.9 million, respectively.  For the six months ended June 30, 2024 and 2025, the total amount of cash received for issuances was $6.3 million and $1.8 million, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents Affiliate equity compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Controlling interest	$6.9	$48.5	$13.2	$52.1
Non-controlling interests	9.8	9.2	21.2	18.5
Total	$16.7	$57.7	$34.4	$70.6
In the second quarter of 2025, the terms of certain equity awards at an Affiliate were modified.  The modification included a mandatory repurchase provision upon termination of employment that changed the awards classification from equity to liability.  As a result, for the three and six months ended June 30, 2025, the Company recorded incremental Affiliate equity compensation expense of $30.5 million attributable to the controlling interest.
The following table presents unrecognized Affiliate equity compensation expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2024	$36.7	3 years	$206.0	6 years
June 30, 2025	58.4	3 years	188.7	5 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $7.9 million and $8.8 million as of December 31, 2024 and June 30, 2025, respectively, and was included in Other assets.  The total payable was $54.8 million and $117.9 million as of December 31, 2024 and June 30, 2025, respectively, and was included in Other liabilities.
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
While the Company presents the current redemption value of Affiliate equity within Redeemable non-controlling interests, with changes in the current redemption value increasing or decreasing the controlling interest’s equity over time, the following table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that occurred during the applicable periods:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Net income (controlling interest)	$76.0	$84.3	$225.8	$156.6
(Decrease) increase in controlling interest paid-in capital from Affiliate equity issuances	(0.8)	(0.1)	(2.6)	0.3
(Decrease) increase in controlling interest paid-in capital from Affiliate equity purchases	(15.2)	20.6	(22.4)	8.6
Net income (controlling interest) including the net impact of Affiliate equity transactions	$60.0	$104.8	$200.8	$165.5
15.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Controlling interest(1)	$40.9	$33.6	$94.2	$58.3
Non-controlling interests	2.4	2.1	4.5	4.8
Income tax expense	$43.3	$35.7	$98.7	$63.1
Income before income taxes (controlling interest)	$116.9	$117.9	$320.0	$214.9
Effective tax rate (controlling interest)(2)	35.0%	28.5%	29.4%	27.1%
___________________________
(1)For the three months ended June 30, 2024 and 2025, income tax expense (controlling interest) included intangible-related deferred tax expense of $17.1 million and $15.4 million, respectively.  For the six months ended June 30, 2024 and 2025, income tax expense (controlling interest) included intangible-related deferred tax expense of $34.2 million and $15.5 million, respectively.
(2)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three and six months ended June 30, 2024 was higher than the marginal tax rate of 24.5%, primarily due to an expense to reduce the carrying value of an Affiliate to fair value for which no tax benefit was recorded.
The Company’s effective tax rate (controlling interest) for the three and six months ended June 30, 2025 was higher than the marginal tax rate of 24.5%, primarily due to an expense attributable to a modification of the terms of certain equity awards at an Affiliate for which no tax benefit was recorded.
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
On July 4, 2025, An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14 (the “Act”) was enacted into U.S. law, which included certain modifications to federal tax law.  The Company is currently evaluating the provisions of the Act but does not expect the Act to have a material impact on its Consolidated Financial Statements.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Numerator
Net income (controlling interest)	$76.0	$84.3	$225.8	$156.6
Income (loss) from hypothetical settlement of Redeemable non-controlling interests, net of taxes	0.3	0.3	0.7	(1.5)
Interest expense on junior convertible securities, net of taxes	3.4	3.4	6.7	6.7
Net income (controlling interest), as adjusted	$79.7	$88.0	$233.2	$161.8
Denominator
Average shares outstanding (basic)	31.5	28.5	32.1	28.9
Effect of dilutive instruments:
Stock options and restricted stock units	1.9	1.0	1.9	1.1
Hypothetical issuance of shares to settle Redeemable non-controlling interests	0.2	0.2	0.3	0.6
Junior convertible securities	1.7	1.7	1.7	1.7
Average shares outstanding (diluted)	35.3	31.4	36.0	32.3
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2025	2024	2025
Stock options and restricted stock units	0.2	0.2	0.3	0.2
Shares issuable to settle Redeemable non-controlling interests	3.9	2.8	3.8	2.5
For the three and six months ended June 30, 2025, under its authorized share repurchase program, the Company repurchased 0.6 million and 1.6 million shares of its common stock at an average price per share of $168.72 and $170.16, respectively.
17.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended June 30,
	2024			2025
	Pre-Tax	Tax Benefit	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain (loss)	$(3.1)	$0.9	$(2.2)	$64.8	$(1.5)	$63.3
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.1	0.0	0.1	0.4	—	0.4
Change in net unrealized gain (loss) on available-for-sale debt securities	(0.0)	—	(0.0)	—	—	—
Other comprehensive income (loss)	$(3.0)	$0.9	$(2.1)	$65.2	$(1.5)	$63.7

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	For the Six Months Ended June 30,
	2024			2025
	Pre-Tax	Tax (Expense) Benefit	Net of Tax	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain	$6.2	$(2.8)	$3.4	$53.5	$4.1	$57.6
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.4	0.0	0.4	0.9	—	0.9
Change in net unrealized gain (loss) on available-for-sale debt securities	0.5	(0.1)	0.4	0.4	—	0.4
Other comprehensive income	$7.1	$(2.9)	$4.2	$54.8	$4.1	$58.9
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains on Derivative Financial Instruments	Unrealized Gains (Losses) on Available- for-Sale Debt Securities	Total
Balance, as of December 31, 2024	$(253.8)	$0.4	$(0.4)	$(253.8)
Other comprehensive income before reclassifications	57.6	0.9	0.4	58.9
Amounts reclassified	—	0.0	—	—
Net other comprehensive income	57.6	0.9	0.4	58.9
Balance, as of June 30, 2025	$(196.2)	$1.3	$—	$(194.9)
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
Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including growth capital, product strategy and development, capital formation, and incentive alignment and succession planning.  As of
June 30, 2025, our aggregate assets under management were approximately $771 billion across a diverse range of private markets, liquid alternative, and differentiated long-only investment strategies.
In the first quarter of 2025, we completed a minority investment in NorthBridge Partners, LLC (“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets, and in the second quarter of 2025 we completed our minority investment in Verition Fund Management LLC (“Verition”), a global multi-strategy investment firm.  Following the close of these transactions, Affiliate management continues to hold a significant majority of the equity of the respective businesses and directs the day-to-day operations.
In the second quarter of 2025, we entered into an agreement to acquire a minority equity interest in Qualitas Energy, a renewables-focused global infrastructure manager specializing in energy transition.  Following the close of the transaction,
Qualitas Energy partners will continue to hold a majority of the equity of the business and direct its day-to-day operations.
The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions.  The financial results will be recognized in the Consolidated Financial Statements one quarter in arrears.
In July 2025, we completed the previously announced sale of our equity interest in Peppertree Capital Management, Inc.
(“Peppertree”), as part of the announced acquisition of Peppertree by TPG Inc. (“TPG”), a public company listed on the
Nasdaq Global Select Market.  Pursuant to the terms of the transaction agreement with TPG, under which we and each of the other owners agreed to sell our respective equity interests in Peppertree, we received total consideration of approximately
$254 million which included approximately $100 million in cash and 2.9 million TPG Class A common shares, all of which we have since sold.  We acquired our interest in Peppertree for $140.0 million in 2022.  Our gain on the transaction was taxable at closing.  Peppertree will be included in our results through the closing date.
In July 2025, we entered into an agreement to acquire a minority equity interest in Montefiore Investment
(“Montefiore”), a European private equity firm focused on the services sector.  Following the close of the transaction,
Montefiore partners will continue to hold a majority of the equity of the business and direct its day-to-day operations.  The transaction is expected to close in the second half of 2025, subject to customary closing conditions.
On August 6, 2025, we entered into an agreement to sell a portion of our interest in Comvest Partners (“Comvest”), our
Affiliate accounted for under the equity method, as part of the announced acquisition of Comvest’s private credit business by
Manulife Financial Corporation.  Pursuant to the terms of the agreement, we are expected to receive total cash consideration of approximately $285 million, subject to certain closing adjustments.  Comvest will continue to be included in our results until closing of the transaction and the portion retained will continue to be included going forward.  The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended June 30,			As of and for the Six Months Ended June 30,
(in billions, except as noted)	2024	2025	% Change	2024	2025	% Change
Assets under management	$701.0	$771.0	10%	$701.0	$771.0	10%
Average assets under management	693.1	736.6	6%	686.5	724.3	6%
Aggregate fees (in millions)	1,098.1	1,173.5	7%	2,569.7	2,443.9	(5)%
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
Aggregate fees consist of the total asset- and performance-based fees earned by all of our consolidated and equity method
Affiliates.  In the case of our equity method Affiliates, asset- and performance-based fees are presented net of certain expense reimbursements paid by the underlying products. For certain of our Affiliates accounted for under the equity method, we report the Affiliate’s aggregate fees one quarter in arrears.  Aggregate fees are provided in addition to, but not as a substitute for,
Consolidated revenue or other GAAP performance measures.
Assets Under Management
Our Affiliates manage capital on behalf of clients across a diverse range of investment strategies.  Our Affiliates earn asset-
based fees on the capital that they manage and certain of our Affiliate’s strategies earn performance-based fees based on the performance generated by their investment products.  We continue to see client demand for alternative strategies (both in private markets and liquid alternatives), as evidenced by our net inflows in this category, and our equity strategies experienced net outflows in line with trends across the industry.  As we continue to invest in new and existing Affiliates, we expect to further evolve our business mix and better position AMG to benefit from industry growth trends.

The following tables present changes in our assets under management by strategy for the three and six months ended
June 30, 2025:

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities(1)	Multi-Asset & Fixed Income	Total
March 31, 2025	$140.3	$154.8	$302.1	$115.0	$712.2
Client cash inflows and commitments	7.8	16.8	10.7	5.0	40.3
Client cash outflows	(0.0)	(5.3)	(21.2)	(5.7)	(32.2)
Net client cash flows	7.8	11.5	(10.5)	(0.7)	8.1
New investments	—	12.4	—	—	12.4
Market changes	1.3	1.3	24.0	3.8	30.4
Foreign exchange(2)	0.7	2.9	5.4	1.1	10.1
Realizations and distributions (net)	(0.7)	(0.1)	(0.0)	(0.1)	(0.9)
Other(3)	—	(1.1)	(0.0)	(0.2)	(1.3)
June 30, 2025	$149.4	$181.7	$321.0	$118.9	$771.0

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities(1)	Multi-Asset & Fixed Income	Total
December 31, 2024	$135.4	$140.7	$316.2	$115.6	$707.9
Client cash inflows and commitments	11.3	32.7	19.5	9.8	73.3
Client cash outflows	(0.1)	(11.0)	(43.7)	(10.8)	(65.6)
Net client cash flows	11.2	21.7	(24.2)	(1.0)	7.7
New investments	1.7	12.4	—	—	14.1
Market changes	1.8	3.6	22.0	3.5	30.9
Foreign exchange(2)	0.9	4.4	7.1	1.4	13.8
Realizations and distributions (net)	(1.6)	(0.0)	(0.1)	(0.3)	(2.0)
Other(3)	—	(1.1)	0.0	(0.3)	(1.4)
June 30, 2025	$149.4	$181.7	$321.0	$118.9	$771.0
_________________________
(1)Equities includes assets under management attributable to both global equities and U.S. equities.
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes assets under management attributable to product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(2)	19%	91%	88%

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(3)	24%	82%	97%	89%
Equities(3)	42%	35%	47%	72%
Multi-asset and fixed income(4)	15%	N/A	N/A	N/A
___________________________

(1)Past performance is not indicative of future results.  Performance and AUM information is as of June 30, 2025 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Aggregate Fees
Aggregate fees consist of asset- and performance-based fees of our consolidated and equity method Affiliates. In the case of our equity method Affiliates, asset- and performance-based fees are presented net of certain expense reimbursements paid by the underlying products. Asset-based fees include advisory and other fees earned by our Affiliates for services provided to their clients and are typically determined as a percentage of the value of a client’s assets under management, generally inclusive of uncalled commitments.  Asset-based fees are generally impacted by the level of average assets under management and the composition of these assets across our strategies with different asset-based fee ratios.  Our asset-based fee ratio is calculated as asset-based fees divided by average assets under management.
In some cases, if product returns exceed certain performance thresholds, we will participate in performance-based fees.
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally recognized less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of June 30, 2025, approximately 28% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 12% and 48% of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.
We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominately earned by our Affiliates accounted for under the equity method.
Aggregate fees were $1,173.5 million for the three months ended June 30, 2025, an increase of $75.4 million or 7% as compared to the three months ended June 30, 2024.  The increase in our aggregate fees was due to a $108.4 million or 10%
increase from asset-based fees, partially offset by a $33.0 million or 3% decrease from performance-based fees, primarily in our liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our average assets under management, primarily in our private markets and liquid alternative strategies, and changes in the composition of our assets under management.
Aggregate fees were $2,443.9 million for the six months ended June 30, 2025, a decrease of $125.8 million or 5% as compared to the six months ended June 30, 2024.  The decrease in our aggregate fees was due to a $246.4 million or 10%
decrease from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $120.6 million or 5%

increase from asset-based fees.  The increase in asset-based fees was principally due to an increase in our average assets under management, primarily in our private markets and liquid alternative strategies.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Net income	$135.0	$135.9	1%	$333.8	$235.1	(30)%
Net income (controlling interest)	76.0	84.3	11%	225.8	156.6	(31)%
Adjusted EBITDA (controlling interest)(1)	217.5	219.7	1%	477.3	447.9	(6)%
Economic net income (controlling interest)(1)	155.9	159.2	2%	342.6	317.9	(7)%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Net income (controlling interest) increased $8.3 million or 11% for the three months ended June 30, 2025.  This increase was primarily due to a $47.5 million increase in Equity method income (net) and a $7.3 million decrease in Income tax expense attributable to the controlling interest.  These increases to Net income (controlling interest) were partially offset by a $41.6 million increase in Affiliate equity compensation expense attributable to the controlling interest.
Net income (controlling interest) decreased $69.2 million or 31% for the six months ended June 30, 2025.  This decrease was primarily due to a $61.6 million increase in Intangible amortization and impairments attributable to the controlling interest and a $38.9 million increase in Affiliate equity compensation expense attributable to the controlling interest.  These decreases to Net income (controlling interest) were partially offset by a $35.9 million decrease in Income tax expense attributable to the controlling interest.
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management.
Our Adjusted EBITDA (controlling interest) increased $2.2 million or 1% in the three months ended June 30, 2025, primarily due to a $75.4 million or 7% increase in aggregate fees.  Adjusted EBITDA increased less than aggregate fees on a percentage basis primarily due to a $4.1 million decrease in Investment and other income attributable to the controlling interest.
Adjusted EBITDA (controlling interest) decreased $29.4 million or 6% for the six months ended June 30, 2025, primarily due to a $125.8 million or 5% decrease in aggregate fees, resulting from a decline in performance-based fees.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods.  For the three months ended June 30, 2025, our Economic net income
(controlling interest) increased $3.3 million or 2%, primarily due to a $2.2 million increase in Adjusted EBITDA (controlling interest).
Economic net income (controlling interest) decreased $24.7 million or 7% for the six months ended June 30, 2025, primarily due to a $29.4 million or 6% decrease in Adjusted EBITDA (controlling interest).
Results of Operations
The following discussion includes the key operating performance measures and financial results of our consolidated and equity method Affiliates.  Our consolidated Affiliates’ financial results are included in our Consolidated revenue, Consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported, net of intangible amortization and impairments and tax, in Equity method income (net).

Consolidated Revenue
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2024	2025	% Change	2024	2025	% Change
Consolidated Affiliate average assets under management (in billions)	$394.4	$399.7	1%	$394.1	$398.1	1%
Consolidated revenue	$500.3	$493.2	(1)%	$1,000.3	$989.8	(1)%
Our Consolidated revenue decreased $7.1 million or 1% for the three months ended June 30, 2025, due to a $7.9 million or
1% decrease from asset-based fees, partially offset by a $0.8 million increase from performance-based fees, primarily in our private markets strategies.  The decrease in asset-based fees was principally due to changes in the composition of our assets under management, partially offset by an increase in our consolidated Affiliate average assets under management, primarily in our private markets strategies.
Our Consolidated revenue decreased $10.5 million or 1% for the six months ended June 30, 2025, primarily due to an
$18.9 million or 2% decrease from asset-based fees, partially offset by an $8.4 million or 1% increase from performance-based fees, primarily in our private markets strategies.  The decrease in asset-based fees was principally due to changes in the composition of our assets under management, partially offset by an increase in our consolidated Affiliate average assets under management, primarily in our private markets strategies.
Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
			% Change			% Change
(in millions)	2024	2025		2024	2025
Compensation and related expenses	$215.3	$263.7	22%	$455.7	$494.1	8%
Selling, general and administrative	89.4	95.7	7%	181.1	190.4	5%
Intangible amortization and impairments	7.3	6.3	(14)%	14.5	89.6	N.M.(1)
Interest expense	33.5	34.5	3%	63.4	68.6	8%
Depreciation and other amortization	3.1	2.5	(19)%	6.1	5.3	(13)%
Other expenses (net)	10.8	10.0	(7)%	19.9	21.6	9%
Total consolidated expenses	$359.4	$412.7	15%	$740.7	$869.6	17%
___________________________
(1)Percentage change is not meaningful.
Compensation and related expenses increased $48.4 million or 22% for the three months ended June 30, 2025, primarily due to a $41.0 million increase in Affiliate equity compensation expense primarily attributable to a modification of the terms of certain equity awards at an Affiliate.
Compensation and related expenses increased $38.4 million or 8% for the six months ended June 30, 2025, primarily due to a $36.2 million increase in Affiliate equity compensation expense primarily attributable to a modification of the terms of certain equity awards at an Affiliate, and a $12.4 million increase in compensation accruals.  These increases were partially offset by a $10.2 million decrease in share-based compensation.
Selling, general and administrative expenses increased $6.3 million or 7% for the three months ended June 30, 2025, primarily due to an $8.2 million increase in professional fees.
Selling, general and administrative expenses increased $9.3 million or 5% for the six months ended June 30, 2025, primarily due to a $9.6 million increase in professional fees.
Intangible amortization and impairments decreased $1.0 million or 14% for the three months ended June 30, 2025, primarily due to a $0.9 million decrease in amortization expense related to certain definite-lived assets being fully amortized.

Intangible amortization and impairments increased $75.1 million for the six months ended June 30, 2025, primarily due to a $70.0 million expense to reduce the carrying value of indefinite-lived acquired client relationships for certain asset groups to fair value and a $7.0 million expense to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of a retail investment product.  These increases were partially offset by a $1.9 million decrease in amortization expense due to certain definite-lived assets being fully amortized.
Interest expense increased $1.0 million or 3% for the three months ended June 30, 2025, primarily due to a $5.6 million increase from our 5.50% senior unsecured notes issued in August 2024 (the “2034 senior notes”).  This increase was partially offset by a $4.7 million decrease due to the repayment of our senior unsecured term loan facility (the “term loan”), which was fully repaid during the third quarter of 2024.
Interest expense increased $5.2 million or 8% for the six months ended June 30, 2025, primarily due to an $11.3 million increase from our 2034 senior notes and a $6.6 million increase from our 6.75% junior subordinated notes issued in March 2024
(“the 2064 junior subordinated notes”).  These increases were partially offset by a $10.3 million decrease due to the repayment of our term loan and a $2.2 million decrease due to the maturity of our 4.25% senior notes in February 2024.
There were no significant changes to Depreciation and other amortization for the three and six months ended June 30,
2025.
There were no significant changes to Other expenses (net) for the three months ended June 30, 2025.
Other expenses (net) increased $1.7 million or 9% for the six months ended June 30, 2025, primarily due to a $6.0 million increase in expenses related to changes in the values of contingent payment obligations, partially offset by a $1.9 million decrease in rent and related office costs.
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
The following table presents equity method Affiliate average assets under management and equity method Affiliate revenue, net of certain expense reimbursements paid by the underlying products (“equity method revenue, net”), as well as pre-
tax equity method earnings, equity method intangible amortization, equity method intangible impairments, if any, and equity method income tax, which in aggregate form Equity method income (net):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions, except as noted)	2024	2025	% Change	2024	2025	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$298.7	$336.9	13%	$292.4	$326.2	12%
Equity method revenue, net	$597.8	$680.3	14%	$1,569.4	$1,454.1	(7)%

Financial Performance Measures
Pre-tax equity method earnings	$80.3	$94.1	17%	$222.8	$193.6	(13)%
Equity method intangible amortization	(20.9)	(27.0)	29%	(41.7)	(45.6)	9%
Equity method intangible impairments	(39.9)	—	N.M.(1)	(39.9)	—	N.M.(1)
Equity method income tax	(1.4)	(1.5)	7%	(5.5)	(7.1)	29%
Equity method income (net)	$18.1	$65.6	N.M.(1)	$135.7	$140.9	4%
___________________________
(1)Percentage change is not meaningful.
Our equity method revenue, net increased $82.5 million or 14% for the three months ended June 30, 2025, due to a $116.3 million or 19% increase from asset-based fees, partially offset by a $33.8 million or 5% decrease from performance-based fees, primarily in our liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliate average assets under management, primarily in our liquid alternative strategies, and changes in the composition of our assets under management, including the impact of our investments in new Affiliates.
For the three months ended June 30, 2025, pre-tax equity method earnings increased $13.8 million or 17%, primarily due to an $82.5 million or 14% increase in equity method revenue, net.  Pre-tax equity method earnings increased more than equity method revenue, net on a percentage basis primarily due to an increase in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses.
Equity method intangible amortization increased $6.1 million or 29% for the three months ended June 30, 2025, primarily due to a $4.1 million increase in amortization expense due to investments in new Affiliates and a $3.8 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.  These increases were partially offset by a $1.9 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Equity method intangible impairments decreased $39.9 million for the three and six months ended June 30, 2025.  See
Note 9 of our Consolidated Financial Statements.
Our equity method revenue, net decreased $115.3 million or 7% for the six months ended June 30, 2025, due to a $254.8 million or 16% decrease from performance-based fees, primarily in our liquid alternative strategies, partially offset by a $139.5 million or 9% increase from asset-based fees.  The increase in asset-based fees was principally due to an increase in our equity method Affiliate average assets under management, primarily in our liquid alternative strategies, and changes in the composition of our assets under management, including the impact of our investments in new Affiliates.
For the six months ended June 30, 2025, pre-tax equity method earnings decreased $29.2 million or 13%, primarily due to a $115.3 million or 7% decrease in equity method revenue, net.  Pre-tax equity method earnings decreased more than equity method revenue, net on a percentage basis primarily due to a decrease in earnings at certain Affiliates in which we share in revenue less agreed-upon expenses and hold a greater economic interest.
Equity method intangible amortization increased $3.9 million or 9% for the six months ended June 30, 2025, primarily due to a $4.2 million increase in amortization expense due to investments in new Affiliates and a $3.4 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.  These increases were partially offset by a $3.7 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Investment and other income	$19.3	$25.5	32%	$37.2	$37.1	(0)%
Investment and other income increased $6.2 million or 32% for the three months ended June 30, 2025, primarily due to a
$9.2 million increase in unrealized gains on other investments.
Investment and other income decreased $0.1 million for the six months ended June 30, 2025, primarily due to a $5.7 million decrease in realized gains on investments in marketable securities and a $1.5 million decrease in interest income.  These decreases were partially offset by a $7.5 million increase in unrealized gains on other investments.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Income tax expense	$43.3	$35.7	(18)%	$98.7	$63.1	(36)%
Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.

Income tax expense decreased $7.6 million or 18% for the three months ended June 30, 2025.  Our effective tax rate
(controlling interest) for the three months ended June 30, 2025 was 28.5% as compared to 35.0% for the three months ended
June 30, 2024.  The decrease in the tax rate (controlling interest) was primarily due to an expense to reduce the carrying value of an Affiliate to fair value for which no tax benefit was recorded in the three months ended June 30, 2024, which did not recur, partially offset by an expense attributable to a modification of the terms of certain equity awards at an Affiliate for which no tax benefit was recorded in the three months ended June 30, 2025.
Income tax expense decreased $35.6 million or 36% for the six months ended June 30, 2025.  Our effective rate
(controlling interest) for the six months ended June 30, 2025 was 27.1% as compared to 29.4% for the six months ended June
30, 2024.  The decrease in the tax rate (controlling interest) was primarily due to an expense to reduce the carrying value of an
Affiliate to fair value for which no tax benefit was recorded in the six months ended June 30, 2024, which did not recur, partially offset by an expense attributable to a modification of the terms of certain equity awards at an Affiliate for which no tax benefit was recorded in the six months ended June 30, 2025.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in millions)	2024	2025	% Change	2024	2025	% Change
Net income	$135.0	$135.9	1%	$333.8	$235.1	(30)%
Net income (non-controlling interests)	59.0	51.6	(13)%	108.0	78.5	(27)%
Net income (controlling interest)	76.0	84.3	11%	225.8	156.6	(31)%
Net income (controlling interest) increased $8.3 million or 11% for the three months ended June 30, 2025, primarily due to an increase in Equity method income (net) and a decrease in Income tax expense attributable to the controlling interest.  These increases to Net income (controlling interest) were partially offset by an increase in Affiliate equity compensation expense attributable to the controlling interest.
Net income (controlling interest) decreased $69.2 million or 31% for the six months ended June 30, 2025, primarily due to an increase in Intangible amortization and impairments attributable to the controlling interest and an increase in Affiliate equity compensation expense attributable to the controlling interest.  These decreases to Net income (controlling interest) were partially offset by a decrease in Income tax expense attributable to the controlling interest.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Net income (controlling interest)	$76.0	$84.3	$225.8	$156.6
Interest expense	33.5	34.4	63.4	68.5
Income taxes(1)	42.3	35.1	99.7	65.4
Intangible amortization and impairments(2)	65.6	31.0	91.2	116.8
Other items(3)	0.1	34.9	(2.8)	40.6
Adjusted EBITDA (controlling interest)	$217.5	$219.7	$477.3	$447.9
___________________________
(1)Includes equity method income tax.
(2)Intangible amortization and impairments in our Consolidated Statements of Income include amortization attributable to the non-controlling interests of our consolidated Affiliates.  For our Affiliates accounted for under the equity method, we do not separately report intangible amortization and impairments in our Consolidated Statements of Income.  Our share of these Affiliates’ amortization and impairments is included in Equity method income (net).  The following table presents the
Intangible amortization and impairments shown above:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions)	2024	2025	2024	2025
Consolidated intangible amortization and impairments	$7.3	$6.3	$14.5	$89.6
Consolidated intangible amortization and impairments (non-controlling interests)	(2.5)	(2.3)	(4.9)	(18.4)
Equity method intangible amortization and impairments	60.8	27.0	81.6	45.6
Total	$65.6	$31.0	$91.2	$116.8
(3)Other items include certain non-income based taxes, depreciation, and non-cash items such as certain Affiliate equity activity, gains and losses on our contingent payment obligations, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the three and six months ended June 30, 2025, other items includes a one-time expense of $30.5 million which resulted from a modification of Affiliate equity which, consistent with the definitions of our non-GAAP performance measures, has been added back to Adjusted EBITDA (controlling interest).  See Note 14 of our Consolidated Financial Statements.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in millions, except per share data)	2024	2025	2024	2025
Net income (controlling interest)	$76.0	$84.3	$225.8	$156.6
Intangible amortization and impairments(1)	65.6	31.0	91.2	116.8
Intangible-related deferred taxes(2)	14.7	14.6	30.9	13.9
Other economic items(3)	(0.4)	29.3	(5.3)	30.6
Economic net income (controlling interest)	$155.9	$159.2	$342.6	$317.9
Average shares outstanding (diluted)	35.3	31.4	36.0	32.3
Hypothetical issuance of shares to settle Redeemable non-controlling interests	(0.2)	(0.2)	(0.3)	(0.6)
Assumed issuance of junior convertible securities shares	(1.7)	(1.7)	(1.7)	(1.7)
Average shares outstanding (adjusted diluted)	33.4	29.5	34.0	30.0
Economic earnings per share	$4.67	$5.39	$10.06	$10.58
___________________________
(1)See note (2) to the table in “Adjusted EBITDA (controlling interest).”
(2)Includes equity method deferred taxes.
(3)Other economic items include certain Affiliate equity activity, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  Other economic items were net of income tax expense of
$1.2 million and $3.0 million for the three months ended June 30, 2024 and 2025, respectively, and $1.1 million and $4.5 million for the six months ended June 30, 2024 and 2025, respectively.  For the three and six months ended June 30, 2025, other economic items includes a one-time expense of $30.5 million which resulted from a modification of Affiliate equity which, consistent with the definitions of our non-GAAP performance measures, has been added back to Economic net income (controlling interest).  See Note 14 of our Consolidated Financial Statements.
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
Cash and cash equivalents were $361.0 million as of June 30, 2025 and were attributable to both our controlling and the non-controlling interests.  In the six months ended June 30, 2025, we met our cash requirements primarily through cash generated by operating activities.  Our principal uses of cash in the six months ended June 30, 2025 were for investments in new Affiliates, the return of excess capital through share repurchases, and distributions to Affiliate equity holders.
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
of funding on favorable terms.

The following table presents operating, investing, and financing cash flow activities:

	For the Six Months Ended June 30,
(in millions)	2024	2025
Operating cash flow	$454.4	$439.7
Investing cash flow	314.8	(529.3)
Financing cash flow	(716.1)	(518.4)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the six months ended June 30, 2025, Cash flows from operating activities were $439.7 million, primarily from Net income of $235.1 million and distributions of earnings received from equity method investments of $295.9 million.  These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $135.4 million.  For the six months ended June 30, 2025, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the six months ended June 30, 2025, Cash flows used in investing activities were $529.3 million, primarily due to
$510.1 million of investments in Affiliates and $56.4 million of purchases of investment securities.  These items were partially offset by $40.2 million of maturities and sales of investment securities.  For the six months ended June 30, 2025, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the six months ended June 30, 2025, Cash flows used in financing activities were $518.4 million, primarily due to
$277.5 million of repurchases of common stock, net, $149.7 million of distributions to non-controlling interests, and
$41.1 million of Affiliate equity purchases, net of issuances.  For the six months ended June 30, 2025, financing cash flows were primarily attributable to the controlling interest.
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
As of June 30, 2025, the current redemption value of Affiliate equity interests was $454.0 million, of which $336.1 million was presented as Redeemable non-controlling interests (including $20.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $117.9 million was included in Other liabilities.  Although the timing and amounts of these purchases are difficult to predict, we paid $42.9 million for Affiliate equity purchases and received
$1.8 million for Affiliate equity issuances during the six months ended June 30, 2025, and we expect net purchases of approximately $120 million of Affiliate equity during the remainder of 2025.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 13 and 14 of our Consolidated Financial Statements.
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
During the three and six months ended June 30, 2025, we repurchased 0.6 million and 1.6 million shares of our common stock at an average price per share of $168.72 and $170.16, respectively.  As of June 30, 2025, there were a total of 3.7 million shares available for repurchase under our July 2024 share repurchase program.

Debt
The following table presents the carrying value of our outstanding indebtedness:

(in millions)	December 31, 2024	June 30, 2025
Senior bank debt	$—	$—
Senior notes	1,097.4	1,097.6
Junior subordinated notes	1,216.0	1,216.1
Junior convertible securities	341.7	341.7
The carrying value of our debt differs from the amount reported in the notes to our Consolidated Financial Statements, as the carrying value of our debt in the table above is not reduced for debt issuance costs.
On August 1, 2025, our $350.0 million 3.50% senior notes due 2025 (“the 2025 senior notes”) matured and were fully repaid.  As of the date of this Quarterly Report on Form 10-Q, the weighted average maturity of our remaining outstanding non-
senior bank debt is 23 years, all of which is maturing in 2030 and beyond.  Our nearest term non-senior bank debt maturity relates to our $350.0 million senior notes due June 2030 (“the 2030 senior notes”).  See Note 6 of our Consolidated Financial
Statements.
Senior Bank Debt
As of June 30, 2025, we had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million.
As of June 30, 2025, we had no outstanding borrowings under the revolver, and could borrow all capacity and remain in compliance with all of the terms of the revolver.  On July 30, 2025, we borrowed $100.0 million under the revolver.
Senior Notes
As of June 30, 2025, we had senior notes outstanding, the respective principal terms of which are presented and described
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

Junior Subordinated Notes
As of June 30, 2025, we had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

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
As of June 30, 2025, the 2059 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2025, in the case of the
2060 junior subordinated notes, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at our option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
Junior Convertible Securities
As of June 30, 2025, we had $341.7 million of principal outstanding in our 5.15% junior convertible trust preferred securities (the “junior convertible securities”), maturing in 2037.  The junior convertible securities were issued by AMG Capital
Trust II, a Delaware statutory trust, in October 2007.  Each of the junior convertible securities represents an undivided beneficial interest in the assets of the trust.  The trust’s only assets are junior subordinated convertible debentures issued to it by us, and have substantially the same payment terms as the junior convertible securities.  We own all of the trust’s common securities, and have fully and unconditionally guaranteed, on a subordinated basis, the payment obligations on the junior convertible securities.  We do not consolidate the trust’s financial results into our Consolidated Financial Statements.
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
We did not repurchase any of our junior convertible securities during the six months ended June 30, 2024 and 2025.
Equity Distribution Program
In the first quarter of 2025, we entered into an equity distribution agreement and forward sale agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced our prior equity distribution program.  As of June 30, 2025, no sales had occurred under the equity distribution program.
Commitments
See Note 7 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 4 and 7 of our Consolidated Financial Statements.
Leases
As of June 30, 2025, our lease obligations were $18.8 million for the remainder of 2025, $55.1 million from 2026 through
2027, $46.0 million from 2028 through 2029, and $48.9 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $5.0 million for the remainder of 2025, $7.3 million from 2026 through 2027, $4.5 million from
2028 through 2029, and $7.2 million thereafter.
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
For our indefinite-lived acquired client relationships, no other triggering events were identified during the three and six months ended June 30, 2025 that would indicate an impairment.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the six months ended June 30, 2025.  Please refer to Item 7A of our 2024 Annual Report on Form 10-K.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
April 1-30, 2025	316,538	$157.17	316,538	$157.17	3,962,186
May 1-31, 2025	142,962	175.49	142,418	175.46	3,819,768
June 1-30, 2025	133,726	188.90	133,726	188.90	3,686,042
Total	593,226	168.74	592,682	168.72
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with certain stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized a share repurchase program in July 2024 to repurchase up to 5.4 million shares of our common stock, and this authorization has no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of June 30, 2025, there were a total of 3.7 million shares available for repurchase under our July 2024 share repurchase program.
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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2025 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the
Consolidated Statements of Income for the six-month periods ended June 30, 2025 and 2024, (ii) the
Consolidated Statements of Comprehensive Income for the six-month periods ended June 30, 2025 and 2024,
(iii) the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (iv) the Consolidated Statements
of Changes in Equity for the six-month periods ended June 30, 2025 and 2024, (v) the Consolidated Statements
of Cash Flows for the six-month periods ended June 30, 2025 and 2024, and (vi) the Notes to the Consolidated
Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
August 7, 2025	/s/ DAVA E. RITCHEA
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