Form 10-K
period 2025-12-31
AFFILIATED MANAGERS GROUP, INC.
filed 2026-02-17
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
At June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of $196.77 on June 30, 2025 on the New York Stock Exchange, was $5,442,489,568.  There were 26,684,730 shares of the registrant’s common stock outstanding on February 12, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within
120 days after December 31, 2025, and delivered to stockholders in connection with the registrant’s annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Our Strategy
We generate long-term value by investing in high-quality independent partner-owned firms and allocating resources across
AMG’s unique opportunity set to the areas of highest growth and return.  Our business generates significant cash flow, which we deploy toward growth investments and the return of capital to shareholders.
Our growth investments are focused on: (i) partnering with high-quality new Affiliates operating in areas of durable client demand; (ii) investing in and alongside our existing Affiliates to capitalize on their growth opportunities, including by seeding new products; and (iii) investing in our own strategic value-add capabilities, which are leveraged by our Affiliates to further scale and diversify their businesses.  Across these opportunities, we are focused on investing in areas of secular growth and long-term client demand.  As part of our strategy, we consistently evaluate our forward opportunity set; over the last several years, we have further invested in alternative strategies, including significant capital deployed toward new investments in fast-
growing areas within private markets and liquid alternatives aligned with long-term trends.  Through these recent growth investments, we have deliberately evolved our business toward alternatives, with the intention of improving our long-term organic growth and earnings growth prospects as well as further enhancing the stability of our cash flow.
AMG’s strategic expertise in collaborating with partner-owned firms has been honed across more than three decades of working closely with our Affiliates.  Our unique approach provides independent firms with the advantages of a long-term strategic partnership, while actively supporting their autonomy and independence, thereby preserving their core advantages and the essential elements of their success — their entrepreneurial cultures, differentiated investment expertise, and disciplined long-term orientations.  We believe that clients recognize these fundamental characteristics of partner-owned firms, as well as the alignment created by direct equity ownership by firm principals, as competitive advantages in achieving client investment goals and objectives.  We hold meaningful equity interests in each of our Affiliates, and typically each Affiliate’s management team retains a significant equity interest in their own firm.  Affiliate management equity ownership (along with our long-term ownership) creates strong alignment and enables Affiliate management to participate directly in the long-term success of their firms.
Our goal with Affiliates is to be an excellent partner.  As the business landscape continues to change, the needs of independent firms also evolve.  Accordingly, AMG continues to invest in our strategic capabilities to enhance our Affiliates’
ability to achieve their long-term strategic objectives.  Each Affiliate partnership is unique, and we work closely with our
Affiliates to determine how AMG might amplify the long-term success of each firm by collaborating across a range of strategic areas, including access to growth capital, product strategy and distribution through our capital formation capabilities, succession planning, and strategic advisory.  Today, we are increasingly focused on partnering with firms where AMG’s strategic capabilities can add significant value and with firms that see the value of a strategic partner that can magnify their success — as illustrated by our recent investments.  We believe our strategic capabilities provide many of the benefits offered by consolidation models, while critically enabling firms to retain their independence.  Together, these capabilities and our commitment to Affiliate independence over the long term distinctly differentiate AMG’s partnership model from other strategic paths available to independent firms.
In many cases, where Affiliates access our growth capital or capital formation capabilities, we invest our capital and resources to develop, seed, and distribute new strategies and products that meet evolving client needs.  Our distribution capabilities provide access to institutional and wealth clients to complement our Affiliates’ own resources and expand their reach, including by leveraging the expertise of our senior sales and marketing professionals and the depth and breadth of
AMG’s strategic relationships in the U.S., Europe, the UK, the Middle East, and Asia.  As part of our capital formation capabilities, AMG’s partnership model provides Affiliates access to its vertically-integrated U.S. wealth platform, which includes product development expertise, an operations team supporting all aspects of the product lifecycle, and a scaled distribution organization operating across specialized sales teams, a strategic relationships team, and marketing.  Accessing the attractive and growing U.S. wealth marketplace is challenging for independent managers to effectively do on their own, at scale; leveraging AMG’s dedicated resources and coordinated strategy across key distribution channels has been essential to the successful launch and sustainable growth of our Affiliates’ new alternative products for the U.S. wealth market.  Likewise,
AMG’s platform provides wealth clients with access to differentiated products from best-in-class independent managers.  We have a track record of successfully bringing Affiliate strategies to market — including one of the first evergreen funds in the private equity space — and we are continuing to build on our success through the launch of innovative products, including four new alternative strategies and an active exchange-traded fund (“ETF”) in the past two years.
In addition, for some of our Affiliates, we leverage our long-term partnership approach to facilitate succession planning across generations of Affiliate management principals and provide succession planning solutions and advice, which can include a degree of liquidity and financial diversification along with incentive alignment for next-generation partners.  We also engage with our Affiliates on strategic matters to advance their broader objectives.  We enter every partnership with a long-term orientation to magnify our Affiliates’ advantages and support their multi-year business plans.  While Affiliates typically partner with AMG to preserve their independence and partnership culture, evolving conditions may lead an Affiliate to consider other options.  In such cases, through our active strategic engagement, we collaborate with Affiliates to evaluate appropriate strategic alternatives.  When strategic transactions occur, they typically enhance our flexibility to execute our growth strategy and return capital to shareholders, as we deploy the resulting proceeds in accordance with our disciplined capital allocation framework.

Given our partnership structure, strategic decisions are led by our Affiliates and AMG retains certain rights to protect AMG shareholder interests.  And because we are aligned with our Affiliates, their success is our success.
Our proven ability to magnify the competitive advantages of partner-owned firms, while preserving their independence, differentiates AMG's partnership model and is increasingly valued by prospective Affiliates.  Independent firms seeking an institutional partner are attracted to our innovative partnership approach and our global reputation as a successful strategic partner to leading independent investment firms around the world.  We anticipate that the principal owners of independent investment firms will continue to seek access to an evolving range of growth and succession solutions.  Accordingly, we expect to continue to have a significant opportunity to invest in and partner with additional high-quality firms across the global investment management industry.  In addition, we continue to have the opportunity to make additional equity investments in our existing Affiliates, or invest in their growth by providing seed or other growth capital.  We are well-positioned to execute upon these investment opportunities through our:
•established process of identifying, and cultivating relationships with, high-quality prospective Affiliates in our areas of focus;
•broad industry network and proprietary relationships developed with prospects over many years;
•substantial experience and expertise in structuring and negotiating transactions;
•global reputation as an excellent partner to our Affiliates, having provided innovative solutions for the strategic needs of independent investment firms for more than three decades; and
•successful engagement with our Affiliates to enhance their long-term prospects, including through access to growth capital, product strategy and distribution through our capital formation capabilities, succession planning, and strategic advisory.
Our Affiliates
Our Affiliates provide a diverse range of differentiated return streams through their specialized investment processes.
Given their long-term performance records, our Affiliates are recognized as being among the industry’s leaders in their respective investment disciplines.  Our Affiliates’ attractive return streams are utilized in client portfolios to address a range of needs for institutional and individual clients globally; certain Affiliates also provide investment management and customized investment counseling and fiduciary services to high net worth individuals, families, and institutional clients.
As of December 31, 2025, our Affiliates managed approximately $813 billion across a broad range of investment styles and geographies, in alternative and differentiated long-only strategies, as described below.
Alternative Strategies
Private Markets:  Our Affiliates managed approximately $146 billion in private market assets.  These firms operate across a diverse number of growing areas within private markets and share key characteristics that position them for long-term value creation, including differentiated investment approaches, and deep sector expertise, regional networks, and market-specific knowledge — all of which enhance sourcing and execution.  With differentiated investment models, a focus on diverse areas with long-term structural tailwinds, long-dated capital commitments, and the growing potential to generate and realize carried interest over time, we believe our private markets Affiliates enhance AMG’s long-term organic growth and earnings power.
Liquid Alternatives:  Our Affiliates managed approximately $227 billion in liquid alternative assets.  These Affiliates have excellent long-term track records across both beta-sensitive and absolute return strategies, including multi-strategy, global macro, relative value fixed income, and trend-following, which are designed to generate returns that have low or no correlation to broader markets.  These strategies can generate sizable performance fee earnings that — given their diversity and demonstrated low correlation to risk assets — can contribute to the stability of AMG’s earnings over time.  Many of our liquid alternative strategies are designed to protect against volatility and drawdowns, complementing our private markets and differentiated long-only strategies.
Differentiated Long-Only Strategies
Equities and Multi-asset and Fixed Income:  Our Affiliates managed approximately $312 billion in equity assets across a number of differentiated products and approximately $128 billion in multi-asset and fixed income strategies.

Our Affiliates operate across a range of traditional equity and fixed income strategies typically through mutual fund products governed by the Investment Company Act of 1940, as amended (the “Investment Company Act”), ETFs, separately managed accounts, and Undertakings for Collective Investment in Transferable Securities (“UCITS”), in both the U.S. and international markets. Additionally, we have several wealth management Affiliates, which manage multi-asset class portfolios on behalf of their clients.  These Affiliates have built enduring franchises with specialized investment expertise and long-term track records across all stages of a market cycle.
With meaningful earnings contributions from each of private markets, liquid alternatives, and differentiated long-only
(including equities and multi-asset and fixed income) strategies, AMG’s business and earnings profile is highly diversified.
Given the complementary nature of these strategies, this diversification enhances our earnings stability and supports our ability to reinvest in the highest growth and return opportunities to benefit our shareholders.  Our exposure across these complementary areas further distinguishes AMG’s business model within the independent investment management industry and positions AMG as an attractive strategic partner for leading independent investment firms operating across multiple asset classes.
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
In the case of structures where we contractually share in the Affiliate’s revenue without regard to expenses, comprising
Affiliates that contribute a majority of Consolidated revenue, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management.  We and Affiliate management, therefore, participate in any increase or decrease in revenue, and only Affiliate management participates in any increase or decrease in expenses.  Under these structured partnership interests our contractual share of revenue generally has priority over distributions to Affiliate management.
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
Competition
Our Affiliates compete with numerous investment management firms globally, as well as with subsidiaries of larger financial organizations.  These firms may have significantly greater financial, technological, and marketing resources; access to captive distribution; and assets under management.  Many of these firms may offer products and services that our Affiliates may not, in particular investment strategies such as passively managed products, including ETFs, which typically carry lower fee rates.  Certain Affiliates offer their investment management services to the same client types and, from time to time, may compete with each other for clients.  In addition, there are relatively few barriers to entry for new investment management firms, especially for those providing investment management services to institutional and high net worth investors.  We believe that the most important factors affecting our Affiliates’ ability to compete for clients are the:
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
Due to the extensive laws and regulations to which we and our Affiliates are subject, we and our Affiliates must devote substantial time, expense, and effort to remain current on, and to address, legal and regulatory compliance matters.  We have established compliance programs for each of our operating subsidiaries, and each of our Affiliates has established compliance programs to address regulatory compliance requirements for its operations.  We and our Affiliates have experienced legal and compliance professionals in place to address these requirements, and have relationships with various legal and regulatory advisors in each of the countries where we and our Affiliates conduct business.  See “Item 1A. Risk Factors.”
Human Capital Management
As of December 31, 2025, we and our Affiliates had approximately 5,600 employees, the substantial majority of which were employed by our Affiliates and not by AMG.  Each Affiliate’s management team retains autonomy in managing and operating their business on a day-to-day basis, including with respect to their human capital.  Given this, the following is a discussion of AMG’s workforce, or approximately 250 of the total employees, and the policies and cultural initiatives which pertain to our human capital.
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
Our leadership training and sponsored skills development programs cover a wide range of subject area expertise as well as career development generally, and are anchored on a comprehensive performance review process, which includes a company-
wide 360-degree review program.  Further, we support employees’ educational pursuits relating to degree programs and certifications through company-supported time off and funding for professional development and flexible work arrangements tailored to individual employees’ educational goals.  We regularly conduct company-wide surveys to solicit feedback from our employees on a variety of topics, including corporate culture, philanthropic interests, and general job satisfaction, which help us to enhance employee engagement and retention.  Our annual anonymous employee engagement survey reported an employee satisfaction rating of 93% in 2025, which we attribute to our focus and commitment to our employees, our entrepreneurial culture and partnership orientation, and our meaningful involvement with communities surrounding our offices.
We prioritize employee engagement through a range of cross-functional, multi-level communication and collaboration mediums through both in-person and virtual forums, including small working group lunches, company-wide gatherings and town halls, management off-sites, and charitable volunteer activities.  Through employee participation in our corporate philanthropic initiatives across our global offices, we are committed to giving back to the communities in which we work and live, and we believe that these initiatives also support our efforts to attract and retain employees.  We provide company-
supported time off to encourage employees in their charitable endeavors.  We also offer a formal gift-matching program to match employee donations to eligible non-profit institutions through AMG and The AMG Charitable Foundation, as well as a volunteer-matching program, wherein volunteer hours are matched with philanthropic credits that employees may donate to eligible organizations.  Through our matching program as well as through direct grants, AMG and The AMG Charitable
Foundation have made donations to more than 1,100 organizations around the world to date.

We seek to recruit the best people for each role without regard to gender, ethnicity, or other protected traits, and it is our policy to comply fully with all domestic, foreign, and local laws relating to discrimination in the workplace.  Across management positions in our workforce, gender diversity is 39%, and nearly half (47%) of our employees are women.  Further, four of seven (57%) independent members of our Board of Directors are women, and three of seven (43%) independent directors are ethnically diverse.  In addition, two of our three Board committees are chaired by women.  Our executive management team has responsibility for human capital initiatives, in coordination with a cross-functional management committee with oversight responsibility for these matters, and reviews these initiatives with our Board of Directors regularly.
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
Additionally, our structured partnership interests are tailored to meet the needs of each Affiliate and are therefore varied, and our earnings may be adversely affected by changes in the relative performance or in the relative levels and mix of assets under management among our Affiliates, including as a result of restructurings or dispositions of our equity interests in an
Affiliate, independent of our aggregate operating performance measures.  Challenging market conditions, volatility or slowdowns affecting a particular asset class, client type, product structure, geographic region, industry or other category of investment could have a significant adverse impact on a specific Affiliate if its investments are concentrated in that area, which could result in lower investment returns and in turn, lower fees earned at that Affiliate.  Further, certain Affiliates contribute more significantly to our results than other Affiliates and, therefore, changes in fee levels, particularly with respect to Affiliates earning performance-based fees, product mix, assets under management, or investment performance, or operational issues or other events impacting such Affiliates could have a disproportionate adverse impact on our financial condition and results of
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
•financial crises, political or diplomatic developments or instability in the U.S. or globally, including uncertainties regarding actual and potential changes in domestic, foreign, trade, economic, and other policies, trade tensions, public health crises, civil unrest, war, terrorism, natural disasters, fluctuations in commodity prices, or risks associated with global climate change; and
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
•alleged or actual failures by us, our Affiliates, or our respective employees or third-party service providers or counterparties to comply with applicable laws, rules, or regulations, or contractual obligations or instructions;
•errors in our public reports;
•cyber-attack or data breach incidents;
•fund liquidity or valuation issues, or issues relating to the use of leverage, including with respect to assets within private markets funds, liquid alternative, or similar products of certain of our Affiliates;
•threatened or actual litigation against us, any of our Affiliates, or our respective employees;
•perceived or actual conflict between us and any of our Affiliates or among our Affiliates;
•changes in the structure of our partnership interests in any of our Affiliates, including any repositioning or divestments of such interests;
•research published by securities or industry analysts about us or any of our Affiliates;
•negative perceptions of our or certain of our Affiliates’ investments or business practices by stakeholder groups who have increasingly expressed divergent views on a range of environmental, social, and governance matters;
•fraudulent impersonations of us, our Affiliates, or our respective employees by third-party bad actors, including in social engineering schemes that attempt to manipulate targeted recipients into sharing confidential information, participating in fraudulent investments, purport to offer investment services, or solicit fraudulent investments, including through fake phone calls, e-mails, and websites, and on social media platforms and messaging applications;
or
•other events and factors that are difficult to predict including those that could impact our Affiliates’ ability to compete effectively with other firms, our ability to successfully pursue our growth strategy, and other risks described elsewhere in this “Risk Factors” section.
Any of the foregoing events, or the public announcement and potential publicity surrounding these issues, even if inaccurate, satisfactorily addressed, or if no violation or wrongdoing actually occurred, could adversely impact our Affiliates’
reputations and their relationships with clients, our relationships with our Affiliates and business partners, our access to the capital markets or other financing, and our ability to negotiate agreements with new independent investment firms, any of which could have an adverse effect on our reputation, our financial condition and results of operations, or the market price of our common stock.
The investment management industry is highly competitive.
Our Affiliates compete with numerous investment management firms globally, including public, private, and client-owned investment advisers; firms managing passively-managed products, including exchange traded funds; firms associated with securities broker-dealers, financial institutions, insurance companies, private equity firms, sovereign wealth funds; and other entities.  These firms may have significantly greater financial, technological, and marketing resources, captive distribution and assets under management, or be subject to less regulation and accordingly have more flexibility to undertake and execute certain investments with less compliance expense, and many of these firms may offer products and services that our Affiliates may not in particular investment strategies.  These firms may also compete by seeking to capitalize on a trend towards institutions consolidating the number of investment managers they work with, and advances in technology and digital wealth and distribution tools.
Competition from these firms may reduce the fees that our Affiliates can obtain for investment management services, or could impair our Affiliates’ ability to attract and retain client assets, and any failure by our Affiliates to successfully adapt their strategies and develop competitive new products and services, or effectively manage the associated operational risks, could harm our Affiliates’ reputations and competitive positions, and expose them to additional costs or regulatory scrutiny, which could adversely affect our assets under management, financial condition and results of operations.  We believe that our
Affiliates’ ability to compete effectively with other firms depends upon the performance of our Affiliates’ investment strategies, the applicability of products to meet client objectives and preferences, and the continued development of  increasingly complex strategies and products, including those offered on our U.S. wealth distribution platform, to meet the evolving needs and demands of investors, as well as our Affiliates’ reputations, client relationships, fee structures, client-servicing capabilities, and the marketing and distribution of their investment strategies, among other factors.  See “Competition” in Item 1.  Our Affiliates may not compare favorably with their competitors in any or all of these categories, and technological developments, including financial applications and services based on generative artificial intelligence, machine-learning algorithms, and large language models (“AI”), may over time reduce the demand for, or clients’ willingness to pay for, certain products and services.  From time to time, our Affiliates may also compete with each other for clients and investment opportunities.
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
While we believe that our existing cash resources and cash flow from operations will be sufficient to meet our working capital needs for normal operations for the foreseeable future, our continuing acquisitions of interests in independent investment firms and our other strategic initiatives may require additional capital.  Further, we have significant purchase obligations relating to Affiliate equity interests, as well as commitments relating to general partner and seed capital investments, and it is difficult to predict the frequency and magnitude of these purchases or associated capital calls.  Additionally, the valuation of certain of these assets on our balance sheet may cause volatility from period to period.  As of December 31, 2025, the current redemption value relating to Affiliate equity interests was $408.0 million, of which $246.8 million was presented as
Redeemable non-controlling interests (including $32.2 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $161.2 million was included in Other liabilities.  See “Liquidity and Capital
Resources-Affiliate Equity” in Item 7 and Notes 13 and 14 of the Consolidated Financial Statements.  Unfunded commitments relating to general partner and seed capital investments were $285.0 million as of December 31, 2025.  See Notes 2 and 6 of our

Consolidated Financial Statements.  These obligations may require more cash than is then available from our existing cash resources and cash flows from operations.  Thus, we may need to raise capital through additional borrowings or by selling shares of our common stock or other equity or debt securities, or otherwise refinance a portion of these obligations.
As of December 31, 2025, we had outstanding debt of $2.7 billion.  Our level of indebtedness may increase if we, our subsidiaries, and/or our consolidated Affiliates fund future investments or other expenses through borrowings.  We may also seek to refinance existing indebtedness for the purpose of managing maturity dates, to seek alternative financing terms or for other reasons, which may not be available on similar terms as our existing indebtedness, including with respect to interest rates.
Any additional indebtedness could increase our vulnerability to general adverse economic and industry conditions and may require us to dedicate a greater portion of our cash flows from operations to payments on our indebtedness.
The financing activities described above could increase our Interest expense, decrease our Net income (controlling interest), or dilute the interests of our existing stockholders.  In addition, our access to additional capital, and the cost of capital we are able to access, is influenced by a number of factors, including the state of global credit and equity markets, interest rates, credit spreads, and our credit ratings.  As a result, we may be unable to enter into new credit facilities or issue debt or equity in the future on attractive terms, or at all.  We are currently rated A3 by Moody’s Investors Service and BBB+ by S&P Global
Ratings.  A reduction in our credit ratings could also increase our borrowing costs under our revolver or, in certain cases, give rise to a termination right by the counterparty under our derivative financial instruments, if any.  There can be no assurance that we will achieve a particular credit rating or maintain any particular rating in the future.
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
As of December 31, 2025, our total assets were $9.2 billion, of which $4.2 billion were intangibles, and $2.9 billion were equity method investments in Affiliates, an amount primarily composed of intangible assets.  We cannot be certain that we will realize the value of such intangible assets.  Our intangible assets may become impaired as a result of any number of factors, including changes in market conditions, declines in the value of assets under management, client attrition, product performance, reductions in fee rates, and changes in strategic objectives or growth prospects of an Affiliate.  An impairment of our intangible assets or an other-than-temporary decline in the value of our equity method investments could adversely affect our financial condition and results of operations.  Determining the value of intangible assets, and evaluating them for impairment, requires management to exercise significant judgment.  For the year ended December 31, 2025, we recorded expenses to reduce the carrying value to fair value of certain acquired client relationships, and in prior periods we have recorded expenses to reduce the carrying value to fair value of certain Affiliates and/or certain acquired client relationships, and may experience similar impairment events in future reporting periods.  See “Critical Accounting Estimates and Judgments” in Item 7 and Notes 7 and 8
of the Consolidated Financial Statements.
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
We may not be successful in making investments in new firms or maintaining existing investments, and any firms that we do invest in may not have favorable results or performance following our initial investment or any subsequent investment, which could have an adverse effect on our financial condition and results of operations.  Our investments involve a number of risks, including regulatory considerations and the existence of unknown liabilities that may arise after making an investment, some of which may depend upon factors that are not under our control.  We may also make new investments using complex or innovative structures and terms, including joint ventures, deferred economics, or product development partnerships, which may introduce additional risks and uncertainties.  Further, the consummation of our announced investments is generally subject to a number of closing conditions, contingencies, and approvals, including, but not limited to, obtaining certain consents of the independent investment firm’s clients and applicable regulatory approvals.  In the event that an announced transaction is not consummated, we may experience a decline in the price of our common stock.
Our growth strategy also includes selectively pursuing strategic partnerships, transactions, joint ventures, and initiatives, which could involve additional risks and uncertainties.
Our growth strategy also includes selectively pursuing strategic partnerships, transactions, joint ventures, and initiatives in areas where we can assist our Affiliates in growing and diversifying their businesses (including through seed capital, general partner commitments, and other strategic investments in our Affiliates and their funds), to further enhance our competitive position, or where we believe we can add value and generate meaningful returns.  These strategic partnerships, transactions, joint ventures, and initiatives may be complementary to our existing business or involve new operational areas, product structures, or strategies (including in private markets and liquid alternatives), which includes, among others, initiatives to increase the number and type of investment products offered to high-net-worth individuals and families through our U.S. wealth and global distribution platforms, and expanding the geography and scope of our operations.  These initiatives involve risks and uncertainties, including compliance with additional regulatory and disclosure requirements, increased potential for disputes, exposure to more volatile market segments and reputational risks, and significant commitments of capital over extended periods of time.  Addressing these risks and uncertainties may require additional resources and investment, including the implementation of new operational controls and procedures, as well as require complex contractual arrangements, structures, and specialized skills.  There is no certainty that such initiatives will deliver the anticipated benefits over the expected time frame or at all, or that our stockholders will react favorably.  Any failure to successfully execute on strategic partnerships, transactions, joint ventures, or initiatives, including in connection with our entry into new operational areas or effectively managing associated risks, or by our Affiliates in deploying strategic capital into suitable new investment opportunities, could harm our reputation and expose us to additional costs or divert resources from other opportunities, which could adversely affect our assets under management, financial condition, and results of operations.

The structure of our partnership interests in our Affiliates may expose us to unanticipated changes in Affiliate revenue, operating expenses, and other commitments, which we may not anticipate and may have limited ability to control.
The form of our structured partnership interests in our Affiliates differs from Affiliate to Affiliate, and may change during the course of our investment.
In the case of structures where we contractually share in the Affiliate’s revenue without regard to expenses, comprising
Affiliates that contribute a majority of Consolidated revenue, the Affiliate allocates a specified percentage of its revenue to us and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management.  In these types of structures, while our distributions generally have priority, our agreed allocations may not anticipate changes in the revenue and operating expense base of the Affiliate, and the revenue remaining after our specified share is allocated to us may not be large enough to cover all of the Affiliate’s operating expenses, which could result in a reduction of the amount allocated to us or could negatively impact the Affiliate’s operations and prospects.
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
From time to time, we may reposition our relationships with our Affiliates, which could, among other things, include changes to our structured partnership interests, including changes in our ownership level and in the calculation of our share of revenue and/or operating expenses.  Such repositioning may be done in order to address an Affiliate’s succession planning, changes in its revenue or operating expense base, our or the Affiliate’s strategic planning, regulatory considerations, or other developments.  Any repositioning of our interest in an Affiliate may result in increased exposure to changes in the Affiliate’s revenue and/or operating expenses, or in additional investments or commitments from us, or could increase or reduce, or change the structure of, our interest in the Affiliate, or cause misalignment with Affiliate management.  In some cases, this could result in the partial or full divestment of our interest to Affiliate management or to a third-party, or in our acquisition of all of the equity interests of the Affiliate.  The divestment of our interests in an Affiliate may result in changes in the composition of our assets under management or client cash flows, and there can be no assurance that the proceeds from any such transactions will be deployed more effectively, including for new investments or other strategic initiatives, than if we retained our interest in such Affiliate.  In addition, certain of our Affiliates have customary rights in certain circumstances to restructure or sell their interests in their firm to a third-party, which could be through a direct majority or minority sale transaction, a private or public offering, or otherwise, and to cause us to participate in such restructuring or sale, which could be on terms that we view as less favorable than an alternative transaction or to retaining our interest, or that we may view favorably, but results in reduced control for us, shifting incentives, and creating additional risks and uncertainties.  The occurrence of any of the above transactions or changes, increases in the frequency thereof, or disputes in relation to such transactions or changes, could have an adverse impact on our reputation, financial condition, and results of operations, as well as on our relationships with existing and prospective Affiliates, and could divert capital from other opportunities.
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
In addition, our Affiliates depend heavily on the services of key principals who, in many cases, have managed their firms for many years.  These principals often are primarily responsible for their firm’s investment decisions.  Although we use a combination of economic incentives, transfer restrictions and, in some instances, non-solicitation, non-competition, and employment agreements in an effort to retain key Affiliate personnel, there is no guarantee that these principals will remain with their firms or refrain from competing with us if they depart their firms.  The market for highly skilled professionals in the investment management industry is highly competitive, particularly in alternative strategies, and further technological advancements, including with respect to AI, could result in increased demand and competition for individuals with certain specialized skills and technological knowledge.  These individuals also have an increasing number of employment options outside of asset management firms, such as family offices and multi-manager platforms.  Further, the departure of key individuals at an Affiliate could also cause investors to reduce or terminate their investments in such Affiliates’ funds or products, or trigger certain provisions tied to the departure of, or cessation of committed time, by specified persons (known as
“key person” provisions) in the documentation governing certain Affiliate products and funds, which could permit the suspension or termination of those products’ investment periods.  In addition, the pervasiveness of social media and public focus on the externalities of business activities could lead to wider dissemination of adverse or inaccurate information relating to such key individuals, making remediation more difficult and magnifying reputational risk.  Since certain of our Affiliates contribute more significantly to our results than other Affiliates, the loss of key personnel at these Affiliates could have a disproportionately adverse impact on our business, financial condition, and results of operations.
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
The sale or issuance of substantial amounts of our common stock in the public market could adversely impact its price.  In connection with our financing activities we maintain an equity distribution program, under which we may issue shares of our common stock from time to time.  We also have outstanding option and restricted stock awards that have been granted under our share-based incentive plans.  Additionally, we have the right to settle certain Affiliate equity purchase obligations with shares of our common stock.  Moreover, in connection with future financing activities, we may issue convertible securities or shares of our common stock, including through forward equity transactions.  Any such issuance of shares of our common stock could have the effect of substantially diluting the interests of our current equity holders.  In the event that a large number of shares of our common stock are sold or issued in the public market, or the expectation that such sales or issuances will occur, the price of our common stock may decline as a result.
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
Our and our Affiliates’ businesses are subject to complex and extensive regulation by regulatory and self-regulatory authorities and exchanges in various jurisdictions around the world, which, for our Affiliates and our U.S. wealth distribution subsidiary, include those applicable to investment advisers, as detailed in “Government Regulation” in Item 1.  Applicable laws, rules, and regulations impose requirements, restrictions, and limitations on our and our Affiliates’ businesses, and can result in significant compliance and operational costs.  Further, this regulatory environment may be altered without notice by new laws or regulations, revisions to existing laws or regulations, or new or revised interpretations, guidance, or enforcement priorities, and could cause us or our Affiliates to change or curtail operations or product offerings.  Any determination of a failure to comply with applicable laws, rules, or regulations could expose us, our Affiliates, or our respective employees to civil liability,

criminal liability, or disciplinary or enforcement action, with penalties that could include the disgorgement of fees, fines, sanctions, suspensions, termination of adviser status, or censure of individual employees or revocation or limitation of business activities or registration, and may result in monetary losses that are not covered by insurance in adequate amounts or at all, any of which could have an adverse impact on our stock price, financial condition, and results of operations.  Further, if we, any of our Affiliates, or our respective employees or third-party service providers were to fail to comply with applicable laws, rules, or regulations, or be named as a subject of an investigation or other regulatory action, the public announcement and potential publicity surrounding any such failure, investigation, or action could have an adverse effect on our or our Affiliates’ reputations and on our stock price and result in increased costs, even if we, our Affiliates, or our respective employees or third-party service providers were found not to have violated such laws, rules, or regulations.
Recently implemented and proposed regulations globally have called for more stringent oversight of the financial services industry in which we and our Affiliates operate.  In the U.S., the SEC has focused its enforcement, examination, and rulemaking activities on issues relevant to alternative asset management firms, including consistent application of the methodology, disclosure, and conflicts of interest related to the valuation of private funds to increase transparency and accountability.  Further, in response to shifting enforcement priorities and rulemaking activities at the federal level, certain state and other governmental entities have maintained, and may continue to seek to maintain, existing, or implement potentially more rigorous, regulatory requirements in response, which, coupled with legal challenges to a number of significant regulations and judicial decisions regarding administrative law, may create uncertainty or lead to divergent interpretations of law, or change the requirements applicable to our and our Affiliates’ businesses.
The use of AI technologies to provide certain business processes, services, and products may also require compliance with additional U.S. and non-U.S. legal or regulatory frameworks which are not fully developed or tested, and which may subject us and our Affiliates to litigation and regulatory actions.  For example, the European Union (the “EU”) has enacted the Artificial
Intelligence Act, and various other jurisdictions have proposed or finalized laws and regulations that created, or have the potential to create, regulatory risk around the use of AI or could restrict or eliminate our and our Affiliates’ ability to use certain
AI tools.  These evolving laws and regulations could require changes in our and our Affiliates’ implementation of AI technologies, increase compliance costs and the risk of non-compliance, and restrict or impede our respective abilities to develop, adopt, and deploy AI technologies efficiently and effectively.
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
We and certain of our Affiliates conduct business outside the U.S., and a number of our Affiliates are based or have offices outside the U.S. and, accordingly, are subject to risks inherent in doing business internationally.  These risks may include difficulties in staffing and managing foreign operations, longer payment cycles, difficulties in collecting investment advisory and other fees receivable, different (and in some cases less stringent) legal, regulatory and accounting regimes, political instability, exposure to fluctuations in currency exchange rates, expatriation controls, expropriation risks, and potential adverse tax consequences.  For example, regulations in the EU pertaining to the integration of environmental, social, and governance topics into, among other things, the organizational, risk, and governance arrangements of certain financial entities, and increased disclosure requirements with regard to such factors generally, may materially impact the investment management industry in member states that have adopted, or may in the future adopt, such legislation.  Conversely, opposition to environmental, social, and governance initiatives has gained momentum in the U.S., with several states and Congress having proposed, enacted, or indicated an intent to pursue policies, legislation, or initiatives opposing such efforts, including engaging in related inquiries, investigations, and litigation.  The dynamic nature of environmental, social, and governance-related regulations could impact our or our Affiliates’ businesses, increase regulatory and compliance costs, and adversely affect our profitability, which effects could be exacerbated in the event of regulatory uncertainty or conflicting or inconsistent regulatory guidance related thereto, including in the U.S. and the UK, as applicable.  In addition, as a result of operating internationally, certain of our Affiliates and our global capital distribution platform are subject to requirements under non-U.S. regulations to maintain minimum levels of net capital.  Such capital requirements may be increased from time to time with limited advance notice, which may have the effect of limiting withdrawals of capital by us and the payment of distributions to us or, if there were a significant change in the required capital or an extraordinary loss or charge against net capital at a particular Affiliate,

could adversely impact such Affiliate’s ability to expand or maintain operations.  These or other risks related to our and our
Affiliates’ international operations may have an adverse effect on our business, financial condition, and results of operations.
Changes in tax laws or exposure to additional tax liabilities could have an adverse impact on our business, financial condition, and results of operations.
We are subject to income taxes as well as non-income based taxes in the U.S. and certain foreign jurisdictions, and our
Affiliates are generally subject to taxes in the jurisdictions in which they operate.  Tax laws, regulations, and administrative practices in these jurisdictions may be subject to significant change, with or without notice, and significant judgment is required in estimating and evaluating tax provisions and accruals.  Our and our Affiliates’ effective tax rates could be affected by a change in the mix of earnings with differing statutory tax rates, changes to our or their existing businesses, and changes in relevant tax, accounting or other laws, regulations, administrative practices, and interpretations.  In the U.S., An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14 (the “Act”) was signed into law in July 2025, which included certain modifications to federal tax law.  Although the Act is not expected to have a material impact on our net income and cash flows, any future tax reform proposals, if ultimately enacted into legislation, could materially impact our tax provision, deferred tax assets, and tax liabilities, or impact decisions on how to return value to stockholders in the most efficient manner.  Further, a portion of our earnings is from outside of the U.S., and the foreign government agencies in jurisdictions in which we and our
Affiliates do business continue to focus on the taxation of multinational companies, and could implement changes to their tax laws.  The potential effects may vary depending on the specific provisions and rules implemented by each jurisdiction.  We cannot predict future changes in the tax laws, regulations, administrative guidance, or judicial decisions to which we and our
Affiliates are subject or that could apply to our and our Affiliates’ businesses, and any changes to federal, state or foreign tax laws, regulations, accounting standards or administrative practices, or the release of additional guidance, interpretations or other information, could impact our estimated effective tax rate and overall tax expense, as well as our earnings estimates, and could result in adjustments to our treatment of deferred taxes, including the realization or value thereof, or in unanticipated additional tax liabilities, or cause us or our Affiliates to change or curtail product offerings, any of which could have an adverse effect on our business, financial condition, and results of operations.
In addition, we and our Affiliates may be subject to tax examinations and inquiries by certain federal, state, and foreign tax authorities.  We regularly assess the likely outcomes of examinations that we are subject to, in order to determine the appropriateness of our tax provision; however, tax authorities may disagree with certain positions we have taken or may take, and may assess additional taxes and/or penalties and interest.  There can be no assurance that we will accurately predict the outcomes of any examinations and the actual outcomes could have an adverse impact on our financial condition and results of
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
Certain of our Affiliates are limited liability companies or limited partnerships (or equivalent non-U.S. forms) of which we, or entities controlled by us, are the managing member or general partner (or equivalent).  Consequently, to the extent that any of these Affiliates incur liabilities or expenses that exceed their ability to pay for them, we may be directly or indirectly liable for their payment.  Similarly, an Affiliate’s payment of distributions to us may be subject to claims by potential creditors, and an
Affiliate may default on distributions that are payable to us.  In addition, with respect to each of these Affiliates, creditors, regulators, or other counterparties or claimants may seek to hold us directly or indirectly liable in certain circumstances as a control person for the acts of the Affiliate or its employees.  Such claims, even if ultimately unsuccessful, could result in significant costs, diversion of management attention, reputational harm, or adverse financial consequences.  Further, we also conduct compliance, governance, and operational activities, including with respect to distribution, sales, and marketing, through our U.S. wealth and global distribution platforms to extend the reach of our Affiliates, and any liability arising in connection with these activities, whether as a result of our own actions or the actions of our participating Affiliates or third-party service providers, could result in direct liability to us.  Accordingly, we and our Affiliates may face various claims, litigation, or complaints from time to time, and we cannot predict the eventual outcome of such matters, some of which may be resolved in a manner unfavorable to us or our Affiliates, or whether any such matters could become material to a particular Affiliate or us in any reporting period.  See “Legal Proceedings” in Item 3.  While we and our Affiliates maintain errors and omissions and general liability insurance in amounts believed to be adequate to cover potential liabilities, we cannot be certain that we or our
Affiliates will not have claims or related expenses that exceed the limits of available insurance coverage, that the insurers will remain solvent and will meet their obligations to provide coverage, or that insurance coverage will continue to be available to us and our Affiliates with sufficient limits and at a reasonable cost.  Any legal proceedings or regulatory matters that we or our
Affiliates are subject to could, whether with or without merit, be time consuming and expensive to defend and could divert management attention and resources, and could result in judgments, findings, settlements, or allegations of wrongdoing that could adversely affect our or their reputation, current and future business relationships, and our financial condition and results of operations.
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
Our and our Affiliates’ businesses are reliant upon financial, accounting, and technology systems and networks to process, transmit, and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisers, regulators, vendors, and other third parties.  The failure to implement, maintain, and safeguard an infrastructure commensurate with the size and scope of our and our Affiliates’ businesses could impede productivity and growth, which could adversely impact our financial condition and results of operations.  Further, we and our
Affiliates rely on third parties for certain aspects of our respective businesses, including financial intermediaries, providers of technology infrastructure, and other service providers such as broker-dealers, custodians, administrators and other agents, as well as accounting, legal, and other professional advisors, and these parties are susceptible to similar risks, which risks are further heightened by the concentration of certain key services such as cloud storage and e-mail services with certain third-party service providers, which have experienced outages.
Our computer systems, software, internal and cloud-based networks, and mobile devices are vulnerable to cyber-attacks, data privacy or security breaches, phishing schemes and related fraud attempts, ransomware, social engineering, unauthorized access, theft, misuse, computer viruses, or other malicious code and other events that could have a security impact, and bad actors may target us and our Affiliates because they believe we hold personal, confidential, and other price sensitive information about our clients, and existing and potential investments, as applicable.  Any such cyber-attacks could have a material impact on our financial conditions or results of operations.  Further, third parties on whom we and our Affiliates rely, including those providing cloud-based network services, may have similar vulnerabilities and may lack the necessary infrastructure or resources, or may otherwise fail, to adequately protect against or respond to any cyber-attacks, data breaches, or other incidents.  If any such events occur, it could jeopardize confidential, proprietary, or other sensitive information of ours, our Affiliates and our respective clients, employees or counterparties that may be stored in, or transmitted through, internal or third-party computer systems, networks, and mobile devices, the volume of which has increased rapidly in recent years, or could otherwise cause interruptions or malfunctions in our and our Affiliates’ operations or those of our respective clients or counterparties, or in the operations of third parties on whom we and our Affiliates rely.  The rapid evolution and increased availability of AI has intensified cybersecurity risk, and given rise to additional vulnerabilities and potential entry points for cyber threats, providing threat actors with additional tools to automate attacks, evade detection, generate sophisticated phishing emails, or impersonate legitimate businesses or individuals.  Despite efforts to ensure the integrity of systems and networks, it is possible that we, our Affiliates, or our respective third-party service providers may not be able to anticipate or to implement effective preventive measures against all threats, especially because the techniques used change frequently and can originate from a wide variety of sources.  Further, human errors may occur from time to time at our third-party service providers’ staff or among our or our Affiliates’ employees, which can lead to or exacerbate security vulnerabilities or attacks.  The increasing frequency, scope, and sophistication of these cyber threats, and involvement of large criminal organizations that share tactics and strategies, including in foreign jurisdictions in which we and our Affiliates operate, along with the continued reliance on work-from-home environments, personal mobile and computing technologies, and third-party web conferencing services, have increased exposures to these security-related risks.  As a result, we or our Affiliates could experience disruption, significant losses, increased costs, reputational harm, regulatory actions, or legal liability, any of which could have an adverse effect on our financial condition and results of operations.  We or our Affiliates may be required to spend significant additional resources to modify protective measures or to investigate and remediate vulnerabilities or other exposures, and may be subject to litigation, regulatory investigations, and potential fines, and financial losses that are either not insured against fully or not fully covered through any insurance that we or our Affiliates maintain.  Additionally, given our business model of providing our Affiliates with autonomy in managing their businesses, we do not control, and may have limited involvement in, the design, oversight, and maintenance of their technology systems and networks, as well as in the identification of or response to any cyber-attacks, data breaches, or other incidents.  See “Cybersecurity” in Item 1C.
Further, government and regulatory oversight of data privacy in particular has become a priority for regulators around the world, including as examples, through the EU’s General Data Protection Regulation and the California Privacy Rights Act,
resulting in heightened data security and handling requirements, increased enforcement risk and fines, increased compliance costs, and expanded incident response, reporting, and notification obligations.  More recently, the SEC has implemented new rules related to cybersecurity risk management for public companies and indicated that the implementation and testing of cybersecurity procedures and controls is a continued examination priority.  Recent well-publicized security breaches and service outages at other companies and third-party service providers have exemplified security-related vulnerabilities, and may lead to further government and regulatory scrutiny and heightened security requirements both in the U.S. and in other jurisdictions in which we and our Affiliates operate.
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
Our common stock is traded on the New York Stock Exchange (symbol: AMG).  As of February 12, 2026, there were 24 stockholders of record, including banks, brokers, and other financial institutions holding shares in omnibus accounts for their customers (in total representing substantially all of the beneficial holders of our common stock).
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
October 1-31, 2025 . . . . . . . . . . .	200,499	$238.98	200,499	$238.98	3,150,971
November 1-30, 2025 . . . . . . . . .	790,725	257.88	790,725	257.88	2,360,246
December 1-31, 2025 . . . . . . . . .	357,293	274.76	357,293	274.76	2,002,953
Total . . . . . . . . . . . . . . . . . . . . .	1,348,517	$259.54	1,348,517	$259.54
___________________________
(1)Includes shares surrendered to the Company to satisfy tax withholding and/or option exercise price obligations in connection with certain stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in July 2024 and January 2026 to repurchase up to 5.4 million and 4.2 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of the January 26, 2026 authorization, there were a total of 6.0 million shares available for repurchase under our share repurchase programs.
For the years ended December 31, 2023, 2024, and 2025, we repurchased 3.0 million, 4.3 million, and 3.3 million shares of our common stock at an average price per share of $132.99, $162.65, and $212.92, respectively.

Performance Graph
Our peer group comprises AllianceBernstein Holding L.P., Artisan Partners Asset Management Inc., The Carlyle Group
Inc., Federated Hermes, Inc., Franklin Resources, Inc., Invesco Ltd., Janus Henderson Group plc, Lazard, Inc., StepStone
Group Inc., TPG Inc., T. Rowe Price Group, Inc., and Victory Capital Holdings, Inc.  Prior to 2025, our peer group also included Blue Owl Capital Inc. and Virtus Investment Partners, Inc., and did not include StepStone Group Inc. and T. Rowe
Price Group, Inc.  In keeping with its regular review and evaluation of the peer group, the Compensation Committee of our
Board of Directors further refined our peer group in 2025 to reflect our Company’s growth, overall changes in the asset management industry, and the business models, size, and scope of our competitors.  The following graph compares the cumulative stockholder return on our common stock from December 31, 2020 through December 31, 2025, with the cumulative total return, during the same period, on the Standard & Poor’s MidCap 400 Index, our prior peer group, and our current peer group.  The comparison below assumes the investment of $100 on December 31, 2020 in our common stock and each of the comparison indices and, in each case, assumes reinvestment of all dividends.
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
Our discussion and analysis of the key operating performance measures and financial results for fiscal year 2025 compared to fiscal year 2024 is included herein.  For discussion and analysis of fiscal year 2024 compared to fiscal year 2023, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II
in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on
February 14, 2025.
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
Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including access to growth capital, product strategy and development, capital formation capabilities, incentive alignment and succession planning, and strategic advisory to expand their reach, diversify their businesses, and enhance their long-term success.  As of
December 31, 2025, our aggregate assets under management were approximately $813 billion across a diverse range of private markets, liquid alternative, and differentiated long-only investment strategies.
In 2025, we advanced our strategy of allocating capital to areas of durable client demand by entering into four new partnerships with independent firms collectively managing approximately $23 billion in alternative strategies, announcing a strategic partnership with Brown Brothers Harriman (“BBH”), and further expanding our U.S. wealth platform.
In the first quarter of 2025, we completed our minority investment in NorthBridge Partners, LLC (“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets, and in the second quarter of 2025, we completed our minority investment in Verition Fund Management LLC (“Verition”), a global multi-strategy investment firm.
In the fourth quarter of 2025, we completed our minority investments in Montefiore Investment (“Montefiore”), a
European private equity firm focused on the services sector, and Qualitas Energy, a renewables-focused global infrastructure manager specializing in energy transition.  We also announced a strategic partnership with BBH, a privately held global financial services firm, to acquire a minority equity interest in BBH Credit Partners, a newly formed subsidiary of BBH focused on structured and alternative credit investment strategies.  The transaction was completed in January 2026.
Following the close of these transactions, Affiliate management continues to hold a significant majority of the equity of the respective businesses and directs the day-to-day operations.
On February 12, 2026, we announced the completion of our additional minority investment in Garda Capital Partners LP
(“Garda”), a liquid alternatives manager specializing in fixed income relative value strategies and an Affiliate since 2019, and our minority investment in HighBrook Investors (“HighBrook”), a private markets manager specializing in real estate assets.
Following the close of the transactions, our investment in Garda continues to be accounted for under the equity method and
Affiliate management continues to hold a majority of the equity of the respective businesses and directs the day-to-day operations.
While Affiliates typically partner with AMG to preserve their independence and partnership culture, evolving conditions may lead an Affiliate to consider strategic alternatives; consistent with our partnership approach, in such instances, we collaborate with Affiliates to evaluate these options.  When strategic transactions occur, they typically enhance our flexibility to execute our growth strategy and return capital to shareholders, as we deploy the resulting proceeds in accordance with our disciplined capital allocation framework.

In the third quarter of 2025, we completed the sale of our minority equity interest in Peppertree Capital Management,
Inc. (“Peppertree”), as part of the announced acquisition of Peppertree by TPG Inc. (“TPG”), a public company listed on the
Nasdaq Global Select Market (the “Peppertree Transaction”).  Pursuant to the terms of the agreement with TPG, under which we and each of the other owners agreed to sell our respective equity interests in Peppertree, we received total consideration of
$253.2 million, net of transaction costs, which included $99.8 million in cash and 2.9 million TPG Class A common shares, all of which we have since sold.  Our gain from the transaction was $127.6 million.
In November 2025, Comvest Partners (“Comvest”) completed the previously announced agreement to sell its private credit business to Manulife Financial Corporation (the “Comvest Transaction”).  Pursuant to the terms of the agreement, we received total cash consideration of $282.0 million for our portion of Comvest’s private credit business and our gain from the transaction was $227.6 million.
In December 2025, we completed the sale of our minority equity interest in Montrusco Bolton Investments Inc.
(“Montrusco Bolton”) to Walter Global Asset Management Inc. (the “Montrusco Bolton Transaction”).  Pursuant to the terms of the agreement, we received total cash consideration of $22.0 million and our gain from the transaction was $16.2 million.
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
The following table presents our key aggregate operating performance measures:

	As of and for the Years Ended December 31,
(in billions, except as noted)	2023	2024	% Change	2025	% Change
Assets under management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$672.7	$707.9	5%	$813.3	15%
Average assets under management . . . . . . . . . . . . . . . . . . . . . . . . .	660.3	700.5	6%	764.2	9%
Aggregate fees (in millions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5,066.6	5,236.0	3%	6,167.5	18%
Assets under management, and therefore average assets under management, include the assets under management of our consolidated and equity method Affiliates.  Assets under management is presented on a current basis without regard to the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial
Statements.  Average assets under management reflects the timing of the inclusion of an Affiliate’s financial results in our operating performance measures and Consolidated Financial Statements.  Average assets under management for equities and similar investment products generally represents an average of the daily net assets under management, while for liquid alternatives and multi-asset and fixed income products, average assets under management generally represents an average of the assets at the beginning or end of each month during the applicable period.  Average assets under management for private markets products generally represents total commitments or invested assets under management.
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
Assets Under Management
Our Affiliates manage capital on behalf of clients across a diverse range of investment strategies.  Our Affiliates earn asset-
based fees on the capital that they manage and certain of our Affiliate’s strategies earn performance-based fees based on the performance generated by their investment products.  For the year ended December 31, 2025, assets under management increased $105.4 billion or 15% driven by a combination of investment performance generated across our Affiliates, net client cash inflows, and the addition of assets associated with new partnerships with Affiliates operating in growing areas within alternative strategies.  Client demand for alternative strategies continued in 2025, with strong net inflows into liquid alternative strategies and momentum in private markets fundraising, which more than offset net outflows in equity strategies — an area that continues to face headwinds in line with industry trends — and the removal of assets under management associated with the sale of certain minority equity interests in Affiliates completed during the year.  As we continue to execute our growth strategy by investing in new and existing Affiliates, as well as in AMG’s strategic capabilities, we expect our business mix to further evolve, expanding our exposure to in-demand strategies in both private markets and liquid alternatives, better positioning AMG to continue to benefit from industry growth trends with an increasingly diversified business profile.
The following table presents changes in our assets under management by strategy:

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities	Multi-Asset & Fixed Income	Total
December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$135.4	$140.7	$316.2	$115.6	$707.9
Client cash inflows and commitments . . . . . . . . . . . .	24.1	73.6	42.5	20.7	160.9
Client cash outflows . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.2)	(23.1)	(87.8)	(21.1)	(132.2)
Net client cash flows . . . . . . . . . . . . . . . . . . . . . . .	23.9	50.5	(45.3)	(0.4)	28.7
New investments(1) . . . . . . . . . . . . . . . . . . . . . . . . . . .	10.6	12.4	—	—	23.0
Affiliate transactions(2) . . . . . . . . . . . . . . . . . . . . . . . .	(20.4)	(0.0)	(11.4)	(0.7)	(32.5)
Market changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2.3	21.4	48.8	12.8	85.3
Foreign exchange(3) . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.0	3.7	5.8	1.4	11.9
Realizations and distributions (net) . . . . . . . . . . . . . .	(5.4)	(0.4)	(2.0)	(0.4)	(8.2)
Other(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.4)	(1.1)	(0.0)	(0.3)	(2.8)
December 31, 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$146.0	$227.2	$312.1	$128.0	$813.3
___________________________
(1)Attributable to NorthBridge, Verition, Montefiore, and Qualitas Energy as of their respective closing dates.
(2)Attributable to Peppertree, Comvest’s private credit business, and Montrusco Bolton as of their respective closing dates.
(3)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(4)Other includes product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	18%	86%	86%

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	28%	93%	97%	90%
Equities(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	38%	38%	44%	55%
Multi-asset and fixed income(4) . . . . . . . . . . . . . . . . . . . . . . . .	16%	N/A	N/A	N/A
___________________________
(1)Past performance is not indicative of future results.  Performance and AUM information is as of December 31, 2025 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally recognized less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of December 31, 2025, approximately 28% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 10% and 47%
of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.  We anticipate performance-based fees will be a recurring component of aggregate fees; however we do not anticipate these fees to be a significant component of Consolidated revenue as these fees are predominately earned by our
Affiliates accounted for under the equity method.
Aggregate fees were $6,167.5 million in 2025, an increase of $931.5 million or 18% as compared to 2024.  The increase in aggregate fees was due to a $660.2 million or 13% increase from asset-based fees and a $271.3 million or 5% increase from performance-based fees, primarily in liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our Affiliates’ average assets under management, primarily in liquid alternative and private markets strategies, and changes in the composition of our assets under management, including net client cash flows from our Affiliates managing alternative strategies, which typically have higher fee rates and the impact of our investments in new Affiliates primarily managing alternative strategies.

Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Years Ended December 31,
(in millions)	2023	2024	% Change	2025	% Change
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$906.1	$740.6	(18)%	$904.0	22%
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . .	672.9	511.6	(24)%	716.6	40%
Adjusted EBITDA (controlling interest)(1) . . . . . . . . . . . . . . . . . . .	935.7	973.1	4%	1,076.8	11%
Economic net income (controlling interest)(1) . . . . . . . . . . . . . . . . .	717.8	701.6	(2)%	769.3	10%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Net income (controlling interest) increased $205.0 million or 40% in 2025.  This increase was primarily due to $371.3 million of Affiliate transaction gains and a $150.2 million increase in Equity method income (net).  These increases were partially offset by a $97.4 million increase in Income tax expense attributable to the controlling interest, primarily due to
Affiliate transaction gains, a $97.1 million increase in Intangible amortization and impairments attributable to the controlling interest, and a $91.2 million increase in Affiliate equity expense attributable to the controlling interest.
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management as it provides a comprehensive view of our share of the financial performance of our business.  Adjusted EBITDA (controlling interest) increased $103.7 million or 11% in 2025, primarily due to a $931.5 million or 18% increase in aggregate fees.
Adjusted EBITDA (controlling interest) increased less than aggregate fees on a percentage basis primarily due to an increase in earnings at certain Affiliates, many of which manage alternative strategies and are accounted for under the equity method, and therefore we own less of an economic interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses primarily related to our acquisition of interests in Affiliates and improves comparability of performance between periods.  Economic net income (controlling interest) increased $67.7 million or 10% in 2025, primarily due to a $103.7 million or 11% increase in Adjusted EBITDA (controlling interest).
Results of Operations
The following discussion includes the key operating performance measures and financial results of our consolidated and equity method Affiliates.  Our consolidated Affiliates’ financial results are included in Consolidated revenue, Consolidated expenses, and Investment and other income, and our share of our equity method Affiliates’ financial results is reported, net of intangible amortization and impairments and tax, in Equity method income (net) in our Consolidated Statements of Income.
Consolidated Revenue
Consolidated revenue is derived primarily from asset-based fees from investment management services earned by our consolidated Affiliates.  For these Affiliates, we typically use operating structures where we contractually share in the
Affiliate’s revenue without regard to expenses.  Consolidated revenue is generally determined by the level of our consolidated
Affiliates’ average assets under management and the composition of these assets across our consolidated Affiliates’ investment strategies with different asset-based fee ratios and performance-based fees.
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Years Ended December 31,
(in millions, except as noted)	2023	2024	% Change	2025	% Change
Consolidated Affiliate average assets under management (in billions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$393.7	$399.3	1%	$411.0	3%
Consolidated revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,057.8	$2,040.9	(1)%	$2,074.4	2%
Consolidated revenue increased $33.5 million or 2% in 2025, due to a $26.1 million or 1% increase from asset-based fees and a $7.4 million or 1% increase from performance-based fees, primarily in private markets strategies.  The increase in asset-

based fees was principally due to an increase in our consolidated Affiliates’ average assets under management, primarily in private markets strategies, partially offset by changes in the composition of our assets under management.
Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Years Ended December 31,
(in millions)	2023	2024	% Change	2025	% Change
Compensation and related expenses . . . . . . . . . . . . . . . . . . . . . . . .	$907.5	$915.3	1%	$1,019.8	11%
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . . . .	358.2	376.5	5%	408.6	9%
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . .	48.3	29.0	(40)%	160.3	N.M.(1)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	123.8	133.3	8%	136.5	2%
Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . .	13.0	13.4	3%	10.4	(22)%
Other expenses (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45.8	40.3	(12)%	69.8	73%
Total consolidated expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,496.6	$1,507.8	1%	$1,805.4	20%
___________________________
(1)Percent change is not meaningful.
Compensation and related expenses increased $104.5 million or 11% in 2025, primarily due to an $83.9 million increase in
Affiliate equity-related activities and a $7.2 million increase in share-based compensation.
Selling, general and administrative expenses increased $32.1 million or 9% in 2025, primarily due to a $23.8 million increase in professional fees and an $8.5 million increase in investment-related expenses driven by an increase in average assets under management on which these expenses are incurred.
Intangible amortization and impairments increased $131.3 million in 2025, primarily due to expenses of $135.0 million to reduce the carrying value of indefinite-lived acquired client relationships for certain mutual fund assets to fair value.  This increase was partially offset by a $3.7 million decrease in amortization expense due to certain definite-lived assets being fully amortized.
Interest expense increased $3.2 million or 2% in 2025, primarily due to a $14.4 million increase from our 5.50% senior unsecured notes issued in August 2024 (the “2034 senior notes”), a $6.7 million increase from our 6.75% junior subordinated notes issued in March 2024 (the “2064 junior subordinated notes”), and a $3.6 million increase from borrowings under our senior unsecured multicurrency revolving credit facility (the “revolver”).  These increases were partially offset by a $13.0 million decrease due to the repayment of our senior unsecured term loan facility in the third quarter of 2024, a $5.3 million decrease due to the maturity of our 3.50% senior notes in August 2025, and a $2.2 million decrease due to the maturity of our
4.25% senior notes in February 2024.
There were no significant changes to Depreciation and other amortization in 2025.
Other expenses (net) increased $29.5 million or 73% in 2025, primarily due to a $9.2 million increase in expenses related to the settlement of conversions with respect to our junior convertible securities (see Note 5) and an $8.2 million increase in expenses related to changes in the values of contingent payment obligations.
Equity Method Income (Net)
When we do not own a controlling equity interest in an Affiliate, but have significant influence, we account for our interest in the Affiliate under the equity method.  Our share of pre-tax earnings or losses from Affiliates accounted for under the equity method (“pre-tax equity method earnings”), net of intangible amortization and impairments and tax, is included in Equity method income (net).  For certain of our Affiliates accounted for under the equity method, we report the Affiliate’s financial results in our Consolidated Financial Statements one quarter in arrears.
For a majority of these Affiliates, we use operating structures where we contractually share in the Affiliate’s revenue less agreed-upon expenses.  We also use operating structures where we contractually share in the Affiliate’s revenue without regard to expenses.

Equity method revenue, net is derived primarily from asset- and performance-based fees from investment management services earned by our equity method Affiliates, net of certain expense reimbursements paid by the underlying products.  Equity method revenue, net is generally determined by the level of our equity method Affiliates’ average assets under management and the composition of these assets across our equity method Affiliates’ investment strategies with different asset-based fee ratios and performance-based fees.  Our Affiliates accounted for under the equity method manage a greater proportion of assets subject to performance-based fees than our consolidated Affiliates and, as a result, equity method revenue, net will generally have more performance-based fees than Consolidated revenue.
The following table presents our equity method Affiliates’ average assets under management and equity method Affiliate revenue, net, as well as pre-tax equity method earnings, equity method intangible amortization, equity method intangible impairments, if any, and equity method income tax, which in aggregate form Equity method income (net):

	For the Years Ended December 31,
(in millions, except as noted)	2023	2024	% Change	2025	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$266.6	$301.2	13%	$353.2	17%
Equity method revenue, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,008.8	$3,195.1	6%	$4,093.1	28%

Financial Performance Measures
Pre-tax equity method earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .	$382.5	$455.7	19%	$578.1	27%
Equity method intangible amortization . . . . . . . . . . . . . . . . . . . . .	(86.0)	(90.1)	5%	(98.1)	9%
Equity method intangible impairments . . . . . . . . . . . . . . . . . . . . . .	(9.6)	(39.9)	N.M.(1)	—	N.M.(1)
Equity method income tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(6.9)	(13.0)	88%	(17.1)	32%
Equity method income (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$280.0	$312.7	12%	$462.9	48%
___________________________
(1)Percent change is not meaningful.
Equity method revenue, net increased $898.0 million or 28% in 2025, due to a $634.1 million or 20% increase from asset-
based fees and a $263.9 million or 8% increase from performance-based fees, primarily in liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliates’ average assets under management, primarily in liquid alternative strategies, and changes in the composition of our assets under management, including net client cash flows from our equity method Affiliates managing alternative strategies, which typically have higher fee rates and the impact of our investments in new Affiliates primarily managing alternative strategies.
Pre-tax equity method earnings increased $122.4 million or 27% in 2025, primarily due to an $898.0 million or 28%
increase in equity method revenue, net.
Equity method intangible amortization increased $8.0 million or 9% in 2025, primarily due to a $17.6 million increase in amortization expense due to investments in new Affiliates.  This increase was partially offset by a $4.6 million decrease in amortization expense related to certain definite-lived assets being fully amortized and a $3.9 million decrease in amortization expense due to a decrease in actual and expected client attrition for certain definite-lived acquired client relationships.
For the year ended December 31, 2024, we recorded a $39.9 million impairment on equity method investments.  For the year ended December 31, 2025, no equity method intangible impairments were recorded.  See Note 8 of our Consolidated
Financial Statements.
Affiliate Transaction Gains
The following table presents our Affiliate transaction gains:

	For the Years Ended December 31,
(in millions)	2023	2024	% Change	2025	% Change
Affiliate transaction gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$133.1	$—	N.M.(1)	$371.3	N.M.(1)

___________________________
(1)Percent change is not meaningful.
For the years ended December 31, 2023 and 2025, we recorded a gain of $133.1 million on the sale of our equity interest in
Veritable, LP (“Veritable”) (the “Veritable Transaction”), and total gains of $371.3 million related to the sale of our equity interests in Peppertree, Comvest’s private credit business, and Montrusco Bolton, respectively.  See Notes 7 and 8 of our
Consolidated Financial Statements.
Investment and Other Income
The following table presents our Investment and other income:

	For the Years Ended December 31,
(in millions)	2023	2024	% Change	2025	% Change
Investment and other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$117.1	$77.4	(34)%	$83.1	7%
Investment and other income increased $5.7 million or 7% in 2025, primarily due to increases in net realized and unrealized gains on other investments and marketable securities of $17.4 million and $5.8 million, respectively.  These increases were partially offset by a $16.6 million decrease in interest income.
Income Tax Expense
The following table presents our Income tax expense:

	For the Years Ended December 31,
(in millions)	2023	2024	% Change	2025	% Change
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$185.3	$182.6	(1)%	$282.3	55%
Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
Income tax expense increased $99.7 million or 55% in 2025.  Our effective tax rate (controlling interest) for the year ended
December 31, 2025 was 27.5% as compared to 25.5% for the year ended December 31, 2024.  The increase in the effective tax rate (controlling interest) was primarily due to unrecognized tax benefits and non-deductible compensation expense, partially offset by higher tax windfalls attributable to share-based compensation for the year ended December 31, 2025.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Years Ended December 31,
(in millions)	2023	2024	% Change	2025	% Change
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$906.1	$740.6	(18)%	$904.0	22%
Net income (non-controlling interests) . . . . . . . . . . . . . . . . . . . . . .	233.2	229.0	(2)%	187.4	(18)%
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . .	672.9	511.6	(24)%	716.6	40%
Net income (controlling interest) increased $205.0 million or 40% in 2025, primarily due to Affiliate transaction gains and an increase in Equity method income (net).  These increases to Net income (controlling interest) were partially offset by increases in Income tax expense attributable to the controlling interest, primarily due to Affiliate transaction gains, Intangible amortization and impairments attributable to the controlling interest, and Affiliate equity expense attributable to the controlling interest.
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
Adjusted EBITDA (controlling interest)
Adjusted EBITDA (controlling interest) represents our performance before our share of interest expense, income and certain non-income based taxes, depreciation, amortization, impairments, gains and losses related to Affiliate transactions, and non-cash items such as certain Affiliate equity-related activities, gains and losses on our contingent payment obligations, and unrealized gains and losses on seed capital, general partner commitments, and other strategic investments.  Adjusted EBITDA
(controlling interest) is also adjusted to include realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Years Ended December 31,
(in millions)	2023	2024	2025
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$672.9	$511.6	$716.6
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	123.8	133.3	136.3
Income taxes(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	185.2	187.9	289.3
Intangible amortization and impairments(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	128.5	149.2	214.4
Affiliate transactions(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(162.7)	—	(377.5)
Other items(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(12.0)	(8.9)	97.7
Adjusted EBITDA (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$935.7	$973.1	$1,076.8
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
these Affiliates’ amortization and impairments is included in Equity method income (net).  The following table presents the
Intangible amortization and impairments shown above:

	For the Years Ended December 31,
(in millions)	2023	2024	2025
Consolidated intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . .	$48.3	$29.0	$160.3
Consolidated intangible amortization and impairments (non-controlling interests) . . .	(15.4)	(9.8)	(44.0)
Equity method intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . .	95.6	130.0	98.1
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$128.5	$149.2	$214.4
(3)The year ended December 31, 2023 includes a gain of $133.1 million related to the Veritable Transaction and realized gains of $29.6 million on ordinary shares of EQT AB (“EQT”), a public company listed on the Nasdaq Stockholm
(EQT.ST), which we received in connection with the sale of our equity interest in Baring Private Equity Asia (“BPEA”) in the fourth quarter of 2022 (the “BPEA Transaction”).  The year ended December 31, 2025 includes total gains of
$371.3 million related to the Peppertree, Comvest, and Montrusco Bolton Transactions and realized gains of $6.2 million on TPG Class A common shares.  See Notes 7 and 8 of our Consolidated Financial Statements.  Veritable, Peppertree,
Comvest, and Montrusco Bolton Transaction gains are recorded in Affiliate transaction gains, and realized gains on EQT ordinary shares and TPG Class A common shares are recorded in Investment and other income in our Consolidated
Statements of Income.

(4)Other items include certain non-income based taxes, depreciation, and non-cash items such as certain Affiliate equity-
related activities, gains and losses on our contingent payment obligations, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the year ended December 31, 2025, the increase in other items was predominantly the result of Affiliate equity-related activities.
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

	For the Years Ended December 31,
(in millions, except per share data)	2023	2024	2025
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$672.9	$511.6	$716.6
Intangible amortization and impairments(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	128.5	149.2	214.4
Intangible-related deferred taxes(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	57.3	61.9	45.1
Affiliate transactions(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(122.1)	—	(284.4)
Other economic items(4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(18.8)	(21.1)	77.6
Economic net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$717.8	$701.6	$769.3
Average shares outstanding (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42.2	36.1	33.0
Hypothetical issuance of shares to settle Redeemable non-controlling interests . . . . . . . .	(3.7)	(1.6)	(1.9)
Assumed issuance of junior convertible securities shares . . . . . . . . . . . . . . . . . . . . . . . . .	(1.7)	(1.7)	(1.7)
Dilutive impact of junior convertible securities shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	0.1
Average shares outstanding (adjusted diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36.8	32.8	29.5
Economic earnings per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$19.48	$21.36	$26.05
___________________________
(1)See note (2) to the table in “Adjusted EBITDA (controlling interest).”
(2)Includes equity method deferred taxes.  For the year ended December 31, 2023, intangible-related deferred taxes have been adjusted to eliminate benefits of $28.9 million related to the Veritable Transaction.  For the year ended December 31, 2025, intangible-related deferred taxes have been adjusted to eliminate net expenses of $4.4 million related to the Peppertree and
Comvest Transactions.
(3)The year ended December 31, 2023 includes a gain of $133.1 million related to the Veritable Transaction and realized gains of $29.6 million on EQT ordinary shares related to the BPEA Transaction, net of $40.6 million income tax expense.
The year ended December 31, 2025 includes total gains of $371.3 million related to the Peppertree, Comvest, and

Montrusco Bolton Transactions and realized gains of $6.2 million on TPG Class A common shares, net of $93.1 million of income tax expense.  See Notes 7 and 8 of our Consolidated Financial Statements.
(4)Other economic items include certain Affiliate equity-related activities, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the year ended December 31, 2025, the increase in other economic items was predominantly the result of Affiliate equity-related activities.
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
Cash and cash equivalents were $586.0 million as of December 31, 2025 and were attributable to both our controlling and the non-controlling interests.  In 2025, we met our cash requirements primarily through cash generated by operating activities, senior bank debt borrowings, and an issuance of senior notes.  In addition, during the year ended December 31, 2025, we received total after-tax net proceeds of approximately $490 million from the Peppertree, Comvest, and Montrusco Bolton
Transactions.  Our principal uses of cash in 2025 were for investments in new Affiliates, the return of excess capital through share repurchases, repayment of debt, and distributions to Affiliate equity holders.
We expect investments in new Affiliates, investments in existing Affiliates, primarily through purchases of Affiliate equity interests and general partner and seed capital investments, the return of capital through share repurchases and the payment of cash dividends on our common stock, repayment of debt, distributions to Affiliate equity holders, payment of income taxes, and general working capital to be the primary uses of cash on a consolidated basis for the foreseeable future.  In addition, in January
2026, we settled each of our conversion obligations with respect to our junior convertible securities in cash for an aggregate amount of $514.6 million.  We anticipate that our current cash balance, cash flows from operations, and borrowings under our revolver will be sufficient to support our uses of cash for the foreseeable future.  In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.
The following table presents operating, investing, and financing cash flow activities:

	For the Years Ended December 31,
(in millions)	2023	2024	2025
Operating cash flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$874.3	$932.1	$973.2
Investing cash flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	264.5	379.1	(206.1)
Financing cash flow . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(758.3)	(1,175.9)	(1,148.7)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the year ended December 31, 2025, Cash flows from operating activities were $973.2 million, primarily from Net income of $904.0 million adjusted for non-cash items of $424.5 million and distributions of earnings received from equity method investments of $467.8 million.  In 2025, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the year ended December 31, 2025, Cash flows used in investing activities were $206.1 million, primarily due to
$776.0 million of investments in Affiliates and $103.8 million of purchases of investment securities.  These items were partially offset by $403.8 million of cash proceeds from Affiliate transactions and $266.2 million of maturities and sales of investment securities.  In 2025, investing cash flows were primarily attributable to the controlling interest.

Financing Cash Flow
For the year ended December 31, 2025, Cash flows used in financing activities were $1,148.7 million, primarily due to repayment of senior bank debt borrowings and matured senior notes of $826.1 million, $706.3 million of repurchases of common stock, net, $252.3 million of distributions to non-controlling interests, $170.3 million of Affiliate equity purchases, net of issuances, and $108.0 million of taxes paid on shares withheld for share-based awards.  These items were partially offset by senior bank debt borrowings and an issuance of senior notes of $899.3 million.  In 2025, financing cash flows were primarily attributable to the controlling interest.
Affiliate Equity
We periodically purchase Affiliate equity from and issue Affiliate equity to our consolidated Affiliate partners and other parties under agreements that provide us with a conditional right to call and Affiliate equity holders with a conditional right to put their Affiliate equity interests to us at certain intervals.  We have the right to settle a portion of these purchases in shares of our common stock.  For Affiliates accounted for under the equity method, we do not typically have such put and call arrangements.  The purchase price of these conditional purchases is generally calculated based upon a multiple of the Affiliate’s cash flow distributions, which is intended to represent fair value.  In certain cases, Affiliate equity holders are also permitted to sell their equity interests to Affiliate partners or other parties, subject to our approval or other restrictions.
As of December 31, 2025, the current redemption value of Affiliate equity interests was $408.0 million, of which $246.8 million was presented as Redeemable non-controlling interests (including $32.2 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $161.2 million was included in Other liabilities on the
Consolidated Balance Sheets.  Although the timing and amounts of these purchases are difficult to predict, we paid $176.7 million for Affiliate equity purchases and received $6.4 million for Affiliate equity issuances in 2025, and we expect net purchases of approximately $100 million of Affiliate equity in 2026.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 13 and 14 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in July 2024 and January 2026 to repurchase up to 5.4 million and 4.2 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  For the year ended December 31, 2025, we repurchased 3.3 million shares of our common stock at an average price per share of $212.92.  As of the January 26, 2026 authorization, there were a total of 6.0 million shares available for repurchase under our share repurchase programs.
Debt
The following table presents the carrying value of our outstanding indebtedness and a reconciliation to Debt as presented on our Consolidated Balance Sheets:

	December 31,
(in millions)	2024	2025
Senior bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$—	$—
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,097.4	1,172.0
Junior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,216.0	1,216.1
Junior convertible securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	341.7	340.6
Total carrying value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,655.1	2,728.7
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(34.9)	(37.4)
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,620.2	$2,691.3
As of December 31, 2025, the weighted average maturity of our outstanding senior and junior subordinated notes is 22 years, all of which is maturing in 2030 and beyond.  Our nearest term maturity with respect to our senior and junior subordinated notes relates to our $350.0 million senior notes due June 2030 (“the 2030 senior notes”).  See Note 5 of our
Consolidated Financial Statements.

Senior Bank Debt
As of December 31, 2025, we had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million.
Under the terms of the revolver we are required to meet two financial ratio covenants.  The first of these covenants is a maximum ratio of debt to EBITDA (the “bank leverage ratio”) of 3.25x.  The second covenant is a minimum ratio of EBITDA to cash interest expense (the “bank interest coverage ratio”) of 3.00x.  For purposes of calculating these ratios, share-based compensation and certain Affiliate equity expenses, among other specified expenses, charges, and costs, are added back to
Adjusted EBITDA.  As of December 31, 2025, our bank leverage and bank interest coverage ratios were 0.9x and 8.5x, respectively.
As of December 31, 2025, we had no outstanding borrowings under the revolver, and we could borrow all remaining capacity and maintain compliance with all of the terms of the revolver.  As of the date of this Annual Report on Form 10-K, we had outstanding borrowings of $475.0 million under the revolver.
Senior Notes
In the third quarter of 2025, our $350.0 million 3.50% senior notes matured and were fully repaid.
As of December 31, 2025, we had senior notes outstanding, the respective principal terms of which are presented and described below:

	2030 Senior Notes	2034 Senior Notes	2036 Senior Notes
Issue date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	June 2020	August 2024	December 2025
Maturity date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	June 2030	August 2034	February 2036
Par value (in millions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$350.0	$400.0	$425.0
Stated coupon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.30%	5.50%	5.50%
Coupon frequency . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	Semi-annually	Semi-annually	Semi-annually
On December 11, 2025, we issued $425.0 million of 2036 senior unsecured notes with a maturity date of February 15,
2036 (the “2036 senior notes”).  Interest is payable beginning August 15, 2026.
In addition to customary event of default provisions, the indenture governing the senior notes, including the applicable supplemental indentures with respect to the 2030, 2034, and 2036 senior notes, limits our ability to consolidate, merge, or sell all or substantially all of our assets, and requires us to make an offer to repurchase the applicable senior notes at 101% of the principal amount (plus any accrued and unpaid interest), upon certain change of control triggering events.  The senior notes may be redeemed, in whole or in part, at a make-whole redemption price (plus accrued and unpaid interest), at any time prior to
March 15, 2030, in the case of the 2030 senior notes, at any time prior to May 20, 2034, in the case of the 2034 senior notes, and at any time prior to November 15, 2035, in the case of the 2036 senior notes. In addition, the 2030, 2034, and 2036 senior notes may be redeemed at par (plus accrued and unpaid interest), in whole or in part, at any time, on or after March 15, 2030,
May 20, 2034, and November 15, 2035, respectively.  We may also repurchase senior notes in the open market or in privately negotiated transactions from time to time at management’s discretion.
We used a majority of the net proceeds from the 2036 senior notes to settle our conversion obligations with respect to our junior convertible securities in January 2026, as further described below.

Junior Subordinated Notes
As of December 31, 2025, we had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

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
As of December 31, 2025, each of the 2059 and 2060 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at our option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
Junior Convertible Securities
As of December 31, 2025, we had $340.6 million of principal outstanding on our junior convertible trust preferred securities outstanding (the “junior convertible securities”).  Prior to their redemption, as described below, the junior convertible securities bore interest at a rate of 5.15% per annum, which interest payments were payable quarterly in cash.  The junior convertible securities were considered contingent payment debt instruments under federal income tax regulations, which required us to deduct interest in an amount greater than its reported interest expense (“excess interest expense deductions”).
In November 2025, pursuant to the terms of the junior convertible securities, we adjusted the conversion rate of the securities to 0.2582 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $193.65 per share.  The adjustment was the result of our cumulative declared dividends on our common stock since the prior adjustment.
On December 8, 2025, we delivered notice that we had elected to redeem all of the outstanding junior convertible securities on December 29, 2025 (the “Redemption Date”), and announced our intention to settle any and all conversion obligations in cash.  Substantially all holders of the junior convertible securities delivered requests to convert their securities prior to the
Redemption Date.  On December 15, 2025, we made an irrevocable election to settle our conversion obligations in cash by reference to the daily volume weighted average price of our common stock during each applicable ten trading day conversion reference period.  These conversions resulted in a settlement value in excess of the associated carrying value (the “conversion premium”).  As of December 31, 2025, the conversion premium of $155.5 million was recorded within Other liabilities, with a corresponding reduction to Additional paid-in capital on the Consolidated Balance Sheets.  In addition, the conversion resulted in a reduction to Deferred tax liability (net) on the Consolidated Balance Sheets of $38.9 million, with a corresponding increase to Additional paid-in capital.  Our election to settle each applicable conversion premium in cash using a ten-day reference period was accounted for as a forward sale contract, which resulted in a $9.2 million expense recorded in Other expenses (net)
in our Consolidated Statements of Income, in the fourth quarter of 2025.
On the Redemption Date, we redeemed $1.1 million of junior convertible securities which were not converted, reflecting the principal amount of the redeemed securities, plus accrued and unpaid interest, up to, but not including, the Redemption
Date.
In January 2026, we settled each of our applicable conversion obligations in cash for an aggregate amount of
$514.6 million which resulted in an incremental expense related to the forward sale contract of $9.3 million.  As a result of the settlement of these securities, we expect to incur a current cash tax liability of approximately $56.0 million in 2026, reflective of the recapture of excess interest expense deductions.  As of the date of this Annual Report on Form 10-K, no junior convertible securities are outstanding.
Equity Distribution Program
In the first quarter of 2025, we entered into an equity distribution agreement and forward sale agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced our prior equity distribution program.  As of December 31, 2025, no sales had occurred under the equity distribution program.
Commitments
See Note 6 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 3 and 6 of our Consolidated Financial Statements.
Leases
As of December 31, 2025, our lease obligations were $30.8 million through 2026, $53.4 million from 2027 through 2028,
$48.0 million from 2029 through 2030, and $48.5 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $5.8 million through 2026, $6.7 million from 2027 through 2028, $6.6 million from 2029 through
2030, and $11.3 million thereafter.  See Note 9 of our Consolidated Financial Statements.
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
Accordingly, we recorded an expense in Intangible amortization and impairments of $59.2 million attributable to the controlling interest ($70.0 million in aggregate) to reduce the carrying value of the assets to fair value.  The decline in the fair value was a result of current and projected declines in assets under management that decreased the forecasted revenue associated with the assets.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years ranging from
(21)% to 0%, long-term revenue growth rates of 0%, and discount rates of 11.0%.
In the fourth quarter of 2025, we completed our annual impairment assessment of our indefinite-lived acquired client relationships and determined that the fair value of certain mutual fund assets had declined below their carrying values.
Accordingly, we recorded an expense in Intangible amortization and impairments of $37.0 million attributable to the controlling interest ($58.0 million in aggregate) to reduce the carrying value of the assets to fair value.  The decline in the fair value was a result of current and projected declines in assets under management that decreased the forecasted revenue associated with the assets.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years ranging from
(34)% to 0%, long-term revenue growth rates of 0%, and discount rates of 10.5%.
While we believe all assumptions used in our assessments are reasonable and appropriate, changes in these estimates could produce different values.  We performed a sensitivity analysis over the most relevant assumptions used in these assessments.
Assuming all other assumptions remain constant, a decrease in the revenue growth rates over the next five years of 200 basis points would result in an additional impairment amount of approximately $80 million, while an increase in the discount rate of
100 basis points would result in an additional impairment amount of approximately $85 million.  Further declines in assets under management resulting from negative investment performance or net client outflows above our estimates could result in additional future impairments.
For the year ended December 31, 2025, no other impairments were indicated for our indefinite-lived acquired client relationships.
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

For the year ended December 31, 2025, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no impairments were indicated.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Assets Under Management Market Price Risk
Consolidated revenue and equity method revenue, net are derived primarily from asset-based fees that are typically determined as a percentage of the value of a client’s assets under management.  Such values are affected by changes in financial markets (including declines in the capital markets, fluctuations in foreign currency exchange rates, inflation rates or the yield curve, and other market factors) and, accordingly, declines in the financial markets may negatively impact Consolidated revenue and equity method revenue, net.
As of December 31, 2025, we estimate a proportional 1% change in the value of our assets under management would have resulted in a $17.2 million annualized change in asset-based fees in Consolidated revenue for our consolidated Affiliates and a
$27.0 million annualized change in asset-based fees in equity method revenue, net for our Affiliates accounted for under the equity method.  This proportional increase or decrease excludes assets under management on which asset-based fees are charged on committed capital.
Interest Rate Risk
We have fixed rates of interest on our senior notes and junior subordinated notes.  While a change in market interest rates would not affect the interest expense incurred on our fixed rate securities, such a change may affect the fair value of these securities.  We estimate that a 1% change in interest rates would have resulted in a $205.9 million net change in the fair value of our fixed rate securities as of December 31, 2025.  We pay a variable rate of interest on any outstanding obligations under our revolver at specified rates, based either on an applicable term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% or prime rate, plus a marginal rate determined based on our credit rating.  As of December 31, 2025, we had no outstanding borrowings under the revolver.
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
To illustrate the effect of possible changes in foreign currency exchange rates, we estimate a 1% change in the pound sterling, Canadian dollar, and euro to U.S. dollar exchange rates would have resulted in an $8.4 million, $1.9 million, and $4.8 million change to stockholders’ equity, respectively, primarily based on the December 31, 2025 carrying value of Affiliates whose functional currency is the pound sterling, Canadian dollar, or the euro.  For the year ended December 31, 2025, we estimate a 1% change in the pound sterling, Canadian dollar, and the euro to U.S. dollar exchange rates would have resulted in
$0.8 million, $0.3 million, and $0.3 million in annual changes to Income before income taxes (controlling interest),
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
As of December 31, 2025, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
The Company’s internal control over financial reporting as of December 31, 2025 has been audited by
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, as stated in their report appearing in “Report of Independent Registered Public Accounting Firm,” which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Affiliated Managers Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Affiliated Managers Group, Inc. and its affiliates (the
“Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the
“consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of
December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United
States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013)
issued by the COSO.
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
Impairment Assessment for Indefinite-lived Acquired Client Relationships
As described in Notes 1 and 7 to the consolidated financial statements, the carrying value of indefinite-lived acquired client relationships was $1,484 million as of December 31, 2025.  Management assesses for the possible impairment of indefinite-
lived acquired client relationships annually or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  As disclosed by management, if they determine that it is likely that the fair value has declined below the related carrying value, management performs discounted cash flow analyses to determine the fair value of the asset group and record an expense to reduce the carrying value to its fair value.  During the year ended
December 31, 2025, management completed impairment assessments of the indefinite-lived acquired client relationships for certain mutual fund assets and determined that the fair value of the assets had declined below their carrying values and recorded an impairment expense of $128 million, to reduce the carrying value of the assets to fair value.  The decline in the fair value was a result of current and projected declines in assets under management that decreased the forecasted revenue associated with the assets.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years, long-term revenue growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the impairment assessment for indefinite-lived acquired client relationships is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived acquired client relationships, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to management’s impairment assessment for the indefinite-lived acquired client relationships, including controls over the significant assumptions related to the discount rates.  These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the indefinite-lived acquired client relationships, (ii) testing the completeness and accuracy of certain underlying data used in the discounted cash flow analyses, and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the discounted cash flow analyses and (b)
the reasonableness of the significant assumptions used by management related to the discount rates.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 17, 2026
We have served as the Company’s auditor since 1993.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	For the Years Ended December 31,
	2023	2024	2025
Consolidated revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,057.8	$2,040.9	$2,074.4

Consolidated expenses:
Compensation and related expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	907.5	915.3	1,019.8
Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	358.2	376.5	408.6
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	48.3	29.0	160.3
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	123.8	133.3	136.5
Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13.0	13.4	10.4
Other expenses (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45.8	40.3	69.8
Total consolidated expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,496.6	1,507.8	1,805.4

Equity method income (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	280.0	312.7	462.9
Affiliate transaction gains (Notes 7 and 8) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	133.1	—	371.3
Investment and other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	117.1	77.4	83.1
Income before income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,091.4	923.2	1,186.3

Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	185.3	182.6	282.3
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	906.1	740.6	904.0

Net income (non-controlling interests) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(233.2)	(229.0)	(187.4)
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$672.9	$511.6	$716.6

Average shares outstanding (basic) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35.1	31.1	28.5
Average shares outstanding (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42.2	36.1	33.0

Earnings per share (basic) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$19.18	$16.45	$25.18
Earnings per share (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$17.42	$15.13	$22.74
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Years Ended December 31,
	2023	2024	2025
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$906.1	$740.6	$904.0
Other comprehensive income, net of tax:
Foreign currency translation gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41.1	1.5	70.2
Change in net realized and unrealized gain (loss) on derivative financial instruments . .	0.3	0.5	(0.9)
Change in net unrealized gain (loss) on available-for-sale debt securities . . . . . . . . . . .	0.5	0.1	0.4
Other comprehensive income, net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41.9	2.1	69.7
Comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	948.0	742.7	973.7
Comprehensive income (non-controlling interests) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(239.3)	(227.1)	(200.3)
Comprehensive income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$708.7	$515.6	$773.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,
	2024	2025
Assets
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$950.0	$586.0
Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	409.7	496.2
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	595.6	711.6
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,504.9	2,531.2
Acquired client relationships (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,777.8	1,639.3
Equity method investments in Affiliates (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,246.6	2,870.4
Fixed assets (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	57.6	54.4
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	288.7	318.3
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$8,830.9	$9,207.4
Liabilities and Equity
Payables and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$639.1	$806.9
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2,620.2	2,691.3
Deferred tax liability (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	520.5	533.1
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	402.4	754.0
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,182.2	4,785.3
Commitments and contingencies (Note 6)
Redeemable non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	350.5	246.8
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2024 and 2025) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.6	0.6
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	733.1	616.1
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(163.6)	(106.8)
Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6,899.8	7,615.4
	7,469.9	8,125.3
Less: Treasury stock, at cost (28.9 shares in 2024 and 31.5 shares in 2025) . . . . . . . . . . . . . . . . .	(4,124.6)	(4,886.9)
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3,345.3	3,238.4
Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	952.9	936.9
Total equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,298.2	4,175.3
Total liabilities and equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$8,830.9	$9,207.4
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)

	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$695.5	$(203.4)	$5,718.2	$(2,980.6)	$945.3	$4,175.6
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	672.9	—	233.2	906.1
Other comprehensive income, net of tax . . . . . . . . . . . . . .	—	—	35.8	—	—	6.1	41.9
Share-based compensation . . . . . . . . . . . . . . . . . . . . . . . . .	—	59.4	—	—	—	—	59.4
Common stock issued under share-based incentive plans .	—	(47.2)	—	—	15.9	—	(31.3)
Share repurchases, inclusive of excise tax . . . . . . . . . . . . .	—	59.1	—	—	(411.4)	—	(352.3)
Dividends ($0.04 per share) . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	(1.5)	—	—	(1.5)
Affiliate equity-related activities:
Affiliate equity expense . . . . . . . . . . . . . . . . . . . . . . . . .	—	13.4	—	—	—	39.1	52.5
Issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(13.7)	—	—	—	30.1	16.4
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	13.6	—	—	—	(5.5)	8.1
Changes in redemption value of Redeemable non- controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(55.5)	—	—	—	—	(55.5)
Transfers from Redeemable non-controlling interests . .	—	—	—	—	—	8.9	8.9
Capital contributions and other . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	13.5	13.5
Distributions to non-controlling interests . . . . . . . . . . . .	—	—	—	—	—	(271.3)	(271.3)
Effect of deconsolidation of Affiliates . . . . . . . . . . . . . . . .	—	16.8	—	—	—	(17.2)	(0.4)
December 31, 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$741.4	$(167.6)	$6,389.6	$(3,376.1)	$982.2	$4,570.1
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	511.6	—	229.0	740.6
Other comprehensive income (loss), net of tax . . . . . . . . .	—	—	4.0	—	—	(1.9)	2.1
Share-based compensation . . . . . . . . . . . . . . . . . . . . . . . . .	—	52.0	—	—	—	—	52.0
Common stock issued under share-based incentive plans .	—	(44.2)	—	—	(42.5)	—	(86.7)
Share repurchases, inclusive of excise tax . . . . . . . . . . . . .	—	—	—	—	(706.0)	—	(706.0)
Dividends ($0.04 per share) . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	(1.4)	—	—	(1.4)
Affiliate equity-related activities:
Affiliate equity expense . . . . . . . . . . . . . . . . . . . . . . . . .	—	15.6	—	—	—	39.4	55.0
Issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(4.3)	—	—	—	10.6	6.3
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(3.5)	—	—	—	(20.5)	(24.0)
Changes in redemption value of Redeemable non- controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(23.9)	—	—	—	—	(23.9)
Transfers to Redeemable non-controlling interests . . . . .	—	—	—	—	—	(1.7)	(1.7)
Capital contributions and other . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(26.2)	(26.2)
Distributions to non-controlling interests . . . . . . . . . . . .	—	—	—	—	—	(258.0)	(258.0)
December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$733.1	$(163.6)	$6,899.8	$(4,124.6)	$952.9	$4,298.2
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	716.6	—	187.4	904.0
Other comprehensive income, net of tax . . . . . . . . . . . . . .	—	—	56.8	—	—	12.9	69.7
Share-based compensation . . . . . . . . . . . . . . . . . . . . . . . . .	—	59.2	—	—	—	—	59.2
Common stock issued under share-based incentive plans .	—	(48.5)	—	—	(56.7)	—	(105.2)
Conversion premium on junior convertible securities, net of tax (Note 5) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(116.6)	—	—	—	—	(116.6)
Share repurchases, inclusive of excise tax . . . . . . . . . . . . .	—	—	—	—	(705.6)	—	(705.6)
Dividends ($0.04 per share) . . . . . . . . . . . . . . . . . . . . . . . .	—	—	—	(1.0)	—	—	(1.0)
Affiliate equity-related activities:
Affiliate equity expense . . . . . . . . . . . . . . . . . . . . . . . . .	—	30.7	—	—	—	32.2	62.9
Issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(20.5)	—	—	—	32.4	11.9
Purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	60.8	—	—	—	(77.4)	(16.6)
Changes in redemption value of Redeemable non- controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(82.1)	—	—	—	—	(82.1)
Transfers from Redeemable non-controlling interests . .	—	—	—	—	—	53.0	53.0
Capital contributions and other . . . . . . . . . . . . . . . . . . . .	—	—	—	—	—	(4.2)	(4.2)
Distributions to non-controlling interests . . . . . . . . . . . .	—	—	—	—	—	(252.3)	(252.3)
December 31, 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$0.6	$616.1	$(106.8)	$7,615.4	$(4,886.9)	$936.9	$4,175.3
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2023	2024	2025
Cash flow from (used in) operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$906.1	$740.6	$904.0
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	48.3	29.0	160.3
Depreciation and other amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13.0	13.4	10.4
Deferred income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31.4	60.6	83.8
Equity method income (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(280.0)	(312.7)	(462.9)
Distributions received from equity method investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	490.8	403.9	467.8
Affiliate transaction gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(133.1)	—	(371.3)
Share-based compensation and Affiliate equity expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	112.1	111.6	202.8
Net realized and unrealized gains on investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(84.2)	(39.3)	(55.7)
Other non-cash items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(10.8)	(3.9)	8.1
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products . . . . . . . . . . . . . . . . . . . . . . . .	(45.0)	(76.5)	(100.6)
Sales of securities by consolidated Affiliate sponsored investment products . . . . . . . . . . . . . . . . . . . . . . . . . . . .	54.3	62.2	72.7
Increase in receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(48.4)	(44.2)	(49.8)
Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	9.2	6.6	(28.1)
(Decrease) increase in payables, accrued liabilities, and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(189.4)	(19.2)	131.7
Cash flow from operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	874.3	932.1	973.2
Cash flow from (used in) investing activities:
Investments in Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(294.7)	(5.9)	(776.0)
Proceeds from Affiliate transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	294.0	—	403.8
Return of capital from equity method investments in Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	0.7	9.8
Purchases of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(12.4)	(3.4)	(6.1)
Purchases of investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(731.1)	(510.4)	(103.8)
Maturities and sales of investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,008.5	898.1	266.2
Cash flow from (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	264.5	379.1	(206.1)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt, senior notes, and junior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . .	25.0	847.6	899.3
Repayments of senior bank debt, junior convertible securities, and senior notes . . . . . . . . . . . . . . . . . . . . . . . . .	(25.0)	(750.0)	(826.1)
Repurchases of common stock, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(341.9)	(709.8)	(706.3)
Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.5)	(1.4)	(1.0)
Distributions to non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(271.3)	(258.0)	(252.3)
Affiliate equity purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(67.4)	(106.5)	(176.7)
Affiliate equity issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	13.4	6.3	6.4
(Redemptions) subscriptions to consolidated Affiliate sponsored investment products, net . . . . . . . . . . . . . . . .	(12.6)	(6.4)	21.2
Settlement of deferred payments, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(21.7)	(98.7)	—
Taxes paid on shares withheld on share-based awards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(31.4)	(87.1)	(108.0)
Other financing items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(23.9)	(11.9)	(5.2)
Cash flow used in financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(758.3)	(1,175.9)	(1,148.7)
Effect of foreign currency exchange rate changes on cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .	6.9	(4.2)	11.6
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	387.4	131.1	(370.0)
Cash and cash equivalents at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	429.2	813.6	950.0
Effect of consolidation (deconsolidation) of Affiliates and Affiliate sponsored investment products . . . . . . . . . .	(3.0)	5.3	6.0
Cash and cash equivalents at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$813.6	$950.0	$586.0
Supplemental disclosure of cash flow information:
Income taxes paid, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$314.5	$142.5	$110.7
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	110.4	138.2	137.9
Operating lease liabilities paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37.7	39.4	35.4
Supplemental disclosure of non-cash investing and financing activities:
Shares received from Affiliate transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$—	$—	$154.0
Conversion premium obligations on junior convertible securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—	164.7
Stock issued upon vesting of restricted stock units and exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . .	55.0	114.4	137.5
Payables recorded for Affiliate equity purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	43.0	35.0	131.4
Stock received for tax withholdings on share-based payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31.4	87.1	108.0
Stock received for the exercise of stock options . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.6	113.9	103.1
Payables recorded for investments in Affiliates and contingent payment obligations . . . . . . . . . . . . . . . . . . . . .	57.6	7.0	83.7
Right-of-use assets obtained in exchange for new operating leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17.5	8.8	13.0
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
The form of the Company’s structured partnership interests in Affiliates differs from Affiliate to Affiliate and ranges from structures where the Company contractually shares in the Affiliate’s revenue without regard to expenses, comprising Affiliates that contribute a majority of the Company’s Consolidated revenue, to others where the Company contractually shares in the
Affiliate’s revenue less agreed-upon expenses.  Further, the structure at a particular Affiliate, or the expenses that the Company agrees to share in, may change during the course of the Company’s investment.  Where the Company shares in the Affiliate’s revenue without regard to expenses, the Affiliate allocates a specified percentage of its revenue to the Company and Affiliate management, while using the remainder for operating expenses and additional distributions to Affiliate management.  The
Company and Affiliate management, therefore, participate in any increase or decrease in revenue and only Affiliate management participates in any increase or decrease in expenses.  Under these structured partnership interests, the Company’s contractual share of revenue generally has priority over distributions to Affiliate management.  Where the Company shares in the Affiliate’s revenue less agreed-upon expenses, the Company benefits from any increase in revenue or any decrease in the agreed-upon expenses, but also has exposure to any decrease in revenue or any increase in such agreed-upon expenses.  The degree of the Company’s exposure to agreed-upon expenses from these structured partnership interests varies by Affiliate.
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
Third-party investors in Affiliate sponsored investment products are generally entitled to substantially all of the economics of these products, except for the asset- and performance-based fees earned by the Company’s Affiliates or any gains or losses attributable to the Company’s or its Affiliates’ investments in these products.  As a result, the Company generally does not consolidate these products.  However, for certain products, the Company’s consolidated Affiliates, as the investment manager, have the power to direct the activities of the investment product and have an exposure to the economics of the product that is more than insignificant, though generally only for a short period while the product is established and has yet to attract significant third-party investors.  When the products are consolidated, the Company retains the specialized investment company accounting principles of the underlying products, and all of the underlying investments are carried at fair value in Investments on the Consolidated Balance Sheets, with corresponding changes in the investments’ fair values included in Investment and other income.  Purchases and sales of securities are included in purchases and sales of securities by consolidated Affiliate sponsored investment products in the Consolidated Statements of Cash Flows, respectively, and the third-party investors’
interests are recorded in Redeemable non-controlling interests.  When the Company or its consolidated Affiliates no longer control these products, due to a reduction in ownership or other reasons, the products are deconsolidated with only the
Company’s or its consolidated Affiliate’s investment in the product reported from the date of deconsolidation.

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
Certain of the Company’s Affiliates in the UK act as intermediaries between clients and their sponsored investment products.  Normal settlement periods on transactions initiated by these clients with the sponsored investment products result in unsettled fund share receivables and payables that are presented on a gross basis within Receivables and Payables and accrued liabilities on the Consolidated Balance Sheets.  The gross presentation of these receivables and offsetting payables reflects the legal relationship between the underlying investors, the Company’s Affiliates, and the sponsored investment products.
(f)Investments
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
Debt securities
Debt securities are classified as either trading, available-for-sale, or held-to-maturity based on the Company’s intent and ability to hold the security.  Securities classified as trading are measured at fair value which reflects the cost of the investment as well as unrealized gains and losses which are recorded in Investment and other income.  Securities classified as available-for-
sale are measured at fair value which reflects amortized cost of the investment as well as unrealized gains and losses which are recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity on the Consolidated
Balance Sheets.  Securities classified as held-to-maturity are measured at amortized cost.  Realized gains and losses on debt securities are recorded in Investment and other income.
Other investments
Investments Measured at NAV as a Practical Expedient
The Company’s Affiliates sponsor investment products in which the Company and its Affiliates may make general partner and seed capital investments.  These products generally operate in partnership form and apply the specialized fair value accounting for investment companies.  Because the products’ investments do not have readily determinable fair values, the
Company uses the NAV of these investments as a practical expedient for their fair values.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
(i)Fixed Assets
Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives.  The estimated useful lives of office equipment and furniture and fixtures range from two years to ten years and three years to ten

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
years, respectively.  Computer software developed or obtained for internal use is amortized over the estimated useful life of the software, which is generally two years to five years.  Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.  Buildings are amortized over their expected useful lives, generally not to exceed 39 years.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
For derivative financial instruments designated as cash flow hedges, the Company uses a qualitative method of assessing hedge effectiveness by comparing the notional amounts, timing of payments, currencies (for forward foreign currency contracts), and interest rates (for interest rate swaps).  The effective portion of the unrealized gain or loss is recorded in
Accumulated other comprehensive loss as a separate component of stockholders’ equity and reclassified to earnings with the hedged item.  If the qualitative assessment indicates ineffectiveness, then the Company performs a quantitative assessment which is generally measured by comparing the present value of the cumulative change in the expected future cash flows of the hedged contract with the present value of the cumulative change in the expected future cash flows of the hedged item.  Upon termination of these instruments or the repayment of the Company’s outstanding Secured Overnight Financing Rate (“SOFR”)-
based borrowings, any gain or loss recorded in Accumulated other comprehensive loss will be reclassified into earnings.
Changes in the fair values of cash flow hedges are recorded in Change in net realized and unrealized gain (loss) on derivative financial instruments in the Consolidated Statements of Comprehensive Income.
For net investment hedges, hedge effectiveness is measured using the spot rate method.  The effective portion of the unrealized gain or loss is recorded in Accumulated other comprehensive loss as a separate component of stockholders’ equity and reclassified to earnings with the hedged item.  Changes in the fair values of the effective net investment hedges are recorded in Foreign currency translation gain in the Consolidated Statements of Comprehensive Income.  Upon the sale or liquidation of the underlying investment, any gain or loss remaining in Accumulated other comprehensive loss will be reclassified to earnings.
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
Performance-based fees, including carried interest, are recognized upon the satisfaction of performance obligations, the resolution of any constraints, which include exceeding performance benchmarks or hurdle rates that may extend over one or more reporting periods, and when it is improbable that there will be a significant reversal in the amount of revenue recognized.
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
Distribution-related expenses are recorded in Selling, general and administrative in the Consolidated Statements of Income.
The Company and its Affiliates may enter into contracts for which the costs to obtain or fulfill the contract are based upon a percentage of the value of a client’s future assets under management.  The Company records these variable costs when incurred because they are subject to market volatility and are not estimable upon the inception of a contract with a client.  Any

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has elected to treat taxes due on U.S. inclusions in taxable income related to Global Intangible Low Taxed
Income (“GILTI”) as a current period expense.
(p)Foreign Currency Translation
Assets and liabilities denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using exchange rates in effect as of the Consolidated Balance Sheet date.  Revenue and expenses denominated in a functional currency other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the relevant period.
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
The Company had junior convertible securities outstanding during the periods presented and is required to apply the if-
converted method to these securities in its calculation of Earnings per share (diluted) for the period in which they were outstanding.  Under the if-converted method, shares that are issuable upon conversion are deemed outstanding, regardless of whether the securities are contractually convertible into the Company’s common stock at that time.  For this calculation, the interest expense (net of tax) attributable to these dilutive securities is added back to Net income (controlling interest) in the
Consolidated Statements of Income, reflecting the assumption that the securities have been converted.  Issuable shares for these securities and related interest expense are excluded from the calculation if an assumed conversion would be anti-dilutive to diluted earnings per share.
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
(t)Recently Adopted Accounting Standards and Developments
Recently Adopted Accounting Standards
Effective for the financial year ended December 31, 2024 and for interim periods beginning January 1, 2025, the Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting: Improvements to Reportable Segment
Disclosures.  Effective January 1, 2025, the Company adopted ASU 2024-01, Compensation — Stock Compensation: Scope
Application of Profits Interest and Similar Awards.  Effective for the financial year ended December 31, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, using a retrospective method, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid.  The adoption of these standards did not have a material impact on the Company’s Consolidated Financial Statements.
Recent Accounting Developments
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement —
Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810):
Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises guidance on how an entity should identify the accounting acquirer in a business combination in which the legal acquiree is a VIE.  The standard is effective for annual periods beginning after December 15, 2026 and interim periods within those annual reporting periods.  The
Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software
(Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which increases the operability of the recognition guidance considering different methods of software development.  The standard is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods.  The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting
Improvements, which amends certain aspects of the hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities.  The standard is effective for annual reporting periods beginning after
December 15, 2026 and interim periods within those annual reporting periods.  The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.
2.Investments
The following table summarizes the Company’s Investments:

	December 31,
	2024	2025
Marketable securities
Equity securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$32.3	$34.8
Debt securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24.3	50.0
Total marketable securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	56.6	84.8
Other investments
Investments measured at NAV as a practical expedient . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	488.6	576.4
Investments without readily determinable fair values . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	50.4	50.4
Total other investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	539.0	626.8
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$595.6	$711.6
Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31,
	2024	2025
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$30.0	$37.5
Unrealized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.7	6.1
Unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.4)	(8.8)
Fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$32.3	$34.8
As of December 31, 2024 and 2025, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $10.9 million and $9.2 million, respectively.
For the years ended December 31, 2023, 2024, and 2025, the Company recognized net unrealized gains on equity securities still held as of December 31, 2023, 2024, and 2025 of $2.9 million, $1.2 million, and $5.5 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in consolidated Affiliate sponsored investment products classified as trading:

	December 31,
	2024	2025
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$24.6	$49.4
Unrealized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	1.1
Unrealized losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.3)	(0.5)
Fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$24.3	$50.0
For the years ended December 31, 2023, 2024, and 2025, the Company recognized net unrealized gains on debt securities classified as trading still held as of December 31, 2023, 2024, and 2025 of $0.8 million, $0.5 million, and $2.8 million, respectively.
For the years ended December 31, 2023 and 2024, the Company received $511.1 million and $825.2 million of proceeds from the maturities of available-for-sale securities, respectively.  For the year ended December 31, 2025, there were no maturities of available-for-sale securities.
Other Investments
Investments Measured at NAV as a Practical Expedient
The following table summarizes the fair values of investments that are measured at NAV as a practical expedient and any related unfunded commitments:

	December 31, 2024		December 31, 2025
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Investments with limited liquidity(1) . . . . . . . . . . . . . . . . . . . .	$486.9	$205.5	$535.7	$258.3
Investments with periodic liquidity(2) . . . . . . . . . . . . . . . . . . .	1.7	—	40.7	24.7
Total(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$488.6	$205.5	$576.4	$283.0
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
(3)Investments measured at NAV as a practical expedient primarily invest in a broad range of private markets.  Fair value attributable to the controlling interest was $370.1 million and $456.6 million as of December 31, 2024 and 2025, respectively.
Investments Without Readily Determinable Fair Values
The following table summarizes the cost, cumulative unrealized gains, and carrying amount of the Company’s investment in a private corporation where it does not exercise significant influence, and does not have a readily determinable fair value:

	December 31,
	2024	2025
Cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$8.5	$8.5
Cumulative unrealized gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	41.9	41.9
Carrying amount . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$50.4	$50.4

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2023, 2024, and 2025, the Company did not recognize any net unrealized gains or losses on the underlying investment still held as of December 31, 2023, 2024, and 2025, respectively.
The following table presents the changes in other investments:

	For the Years Ended December 31,
	2024			2025
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period . . . . . . .	$430.5	$50.4	$480.9	$488.6	$50.4	$539.0
Purchases and commitments funded(1)	92.0	—	92.0	147.6	—	147.6
Sales and distributions . . . . . . . . . . . .	(62.2)	—	(62.2)	(105.5)	—	(105.5)
Net realized and unrealized gains . . .	28.3	—	28.3	45.7	—	45.7
Balance, end of period . . . . . . . . . . . .	$488.6	$50.4	$539.0	$576.4	$50.4	$626.8
___________________________
(1)For the year ended December 31, 2025, purchases and commitments funded includes the transfer of $53.4 million of interests from Equity method investments in Affiliates (net) associated with the Comvest Transaction.  See Note 8.
3.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2024
		Level 1	Level 2	Level 3
Financial Assets(1)
Investments in equity securities . . . . . . . . . . . . . . . . . . . . . .	$32.3	$32.3	$—	$—
Investments in debt securities . . . . . . . . . . . . . . . . . . . . . . .	24.3	—	24.3	—
Financial Liabilities(2)
Contingent payment obligations . . . . . . . . . . . . . . . . . . . . .	$5.7	$—	$—	$5.7
Affiliate equity purchase obligations . . . . . . . . . . . . . . . . . .	54.8	—	—	54.8

		Fair Value Measurements
	December 31, 2025
		Level 1	Level 2	Level 3
Financial Assets(1)
Investments in equity securities . . . . . . . . . . . . . . . . . . . . . .	$34.8	$34.8	$—	$—
Investments in debt securities . . . . . . . . . . . . . . . . . . . . . . .	50.0	—	50.0	—
Financial Liabilities(2)
Contingent payment obligations . . . . . . . . . . . . . . . . . . . . .	$0.0	$—	$—	$0.0
Affiliate equity purchase obligations . . . . . . . . . . . . . . . . . .	161.2	—	—	161.2
___________________________
(1)Amounts are recorded in Investments.
(2)Amounts are recorded in Other liabilities.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Level 3 Financial Liabilities
The following table presents the changes in Level 3 liabilities:

	For the Years Ended December 31,
	2024		2025
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . .	$14.7	$53.9	$5.7	$54.8
Purchases and issuances(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	110.0	—	240.5
Settlements and reductions . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(108.7)	(4.9)	(176.5)
Net realized and unrealized (gains) losses(2) . . . . . . . . . . . . . .	(9.0)	(0.4)	(0.8)	42.4
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$5.7	$54.8	$0.0	$161.2

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(1) . . . . . . . . . . . . . .	$(9.0)	$0.1	$(0.1)	$43.3
___________________________
(1)Affiliate equity purchase obligation activity includes transfers from Redeemable non-controlling interests.
(2)Gains and losses resulting from changes to expected payments related to contingent payment obligations and the accretion of these obligations are included in Other expenses (net) and included in Interest expense, respectively.  Changes to the redemption value of Affiliate equity purchase obligations are included in Compensation and related expenses in the
Consolidated Statements of Income.
The following table presents certain quantitative information about the significant unobservable inputs used in valuing the
Company’s recurring Level 3 fair value measurements:

	Quantitative Information about Level 3 Fair Value Measurements
			December 31, 2024			December 31, 2025
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations . . . . . . . . .	Monte Carlo simulation	Volatility	$5.7	18%	18%	$0.0	13%	13%
		Discount rates		4%	4%		5%	5%
Affiliate equity purchase obligations . .	Discounted cash flow	Growth rates(2)	$45.2	(4)% - 9%	(1)%	$113.0	(10)% - 11%	3%
		Discount rates		12% - 19%	14%		11% - 18%	14%
	Monte Carlo simulation	Volatility	$9.6	10% - 15%	11%	$48.2	15%	15%
		Discount rates		6%	6%		5%	5%
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
Affiliate equity purchase obligations include agreements to purchase Affiliate equity and represent the fair value of the expected future settlement amounts.  When using a discounted cash flow valuation technique, increases to the assumed growth rates used would result in higher fair values, while increases to the discount rates used would result in lower fair values.  When using a Monte Carlo valuation technique, changes to assumed volatility and discount rates change the fair value of Affiliate equity purchase obligations.  Increases to the volatility rates used would result in higher fair values, while increases to the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
discount rates used would result in lower fair values.  As of December 31, 2025, there were no changes to valuation inputs that had a significant impact to Affiliate equity purchase obligations recorded in prior periods.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2024		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . .	$1,097.4	$1,062.9	$1,172.0	$1,171.0	Level 2
Junior subordinated notes . . . . . . . . . . . . . . .	1,216.0	1,035.6	1,216.1	995.2	Level 2
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
The Company’s Affiliates are consolidated or accounted for under the equity method, depending upon the underlying structure of and relationship with each Affiliate.  Substantially all of the Company’s consolidated Affiliates are VIEs.  The
Company’s Affiliates accounted for under the equity method considered VIEs generally require minimal levels of working capital on each Affiliate’s balance sheet.  Certain of the Company’s Affiliates accounted for under the equity method hold general partner and seed investments, which may be significant.  As of December 31, 2024 and 2025, the Company’s carrying value and maximum exposure to loss attributable to its Affiliates accounted for under the equity method considered VIEs was
$2,135.2 million and $2,763.6 million, respectively.
As of December 31, 2024 and 2025, the carrying value and maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $2,246.6 million and $2,870.4 million, respectively, including Affiliates accounted for under the equity method considered VREs of $111.4 million and $106.8 million, respectively.
Affiliate Sponsored Investment Products
The Company’s carrying value and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliates’ interests in the unconsolidated net assets of the respective products.  These products vary in size from early-stage products with few initial investors to mature products with a large population of investors.  As of December 31, 2024 and 2025, the Company’s carrying value and maximum exposure to loss attributable to
Affiliate sponsored investment products, which are unconsolidated VIEs, was $28.0 million and $88.9 million, respectively.
5.Debt
The following table summarizes the Company’s Debt:

	December 31,
	2024	2025
Senior bank debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$—	$—
Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,092.1	1,163.8
Junior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,189.0	1,189.3
Junior convertible securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	339.1	338.2
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,620.2	$2,691.3
Senior Bank Debt
As of December 31, 2025, the Company had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million.  The
Company pays interest on any outstanding obligations under the revolver at a specified rate, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
rating.  Prior to the repayment of the Company’s senior unsecured term loan facility in the third quarter of 2024, the interest rate for its outstanding borrowings was term-SOFR plus a SOFR adjustment of 0.10%, plus the marginal rate of 0.85%.
The revolver contains financial covenants with respect to leverage and interest coverage, as well as customary affirmative and negative covenants, including limitations on priority indebtedness, asset dispositions, and fundamental corporate changes, and certain customary events of default.
As of December 31, 2024 and 2025, the Company had no outstanding borrowings under the revolver.  The Company pays commitment fees on the unused portion of its revolver.  For the years ended December 31, 2024 and 2025, these fees amounted to $1.3 million and $1.2 million, respectively.
As of the date of this Annual Report on Form 10-K, the Company had outstanding borrowings of $475.0 million under the revolver.
Senior Notes
In the third quarter of 2025, the Company’s $350.0 million 3.50% senior notes matured and were fully repaid.
As of December 31, 2025, the Company had senior notes outstanding, the respective principal terms and effective interest rates of which are presented and described below:

	2030 Senior Notes	2034 Senior Notes	2036 Senior Notes
Issue date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	June 2020	August 2024	December 2025
Maturity date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	June 2030	August 2034	February 2036
Par value (in millions) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$350.0	$400.0	$425.0
Stated coupon . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.30%	5.50%	5.50%
Coupon frequency . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	Semi-annually	Semi-annually	Semi-annually
Effective interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.39%	5.64%	5.60%
On December 11, 2025, the Company issued $425.0 million aggregate principal amount of senior unsecured notes with a maturity date of February 15, 2036 (the “2036 senior notes”).  Interest is payable beginning August 15, 2026.
In addition to customary event of default provisions, the indenture governing the senior notes, including the applicable supplemental indentures with respect to the 2030, 2034, and 2036 senior notes, limits the Company’s ability to consolidate, merge, or sell all or substantially all of its assets, and requires the Company to make an offer to repurchase the applicable senior notes at 101% of the principal amount, plus any accrued and unpaid interest thereon to, but not including, the date of repurchase, upon certain change of control triggering events.  The senior notes may be redeemed, in whole or in part, at a make-
whole redemption price (plus accrued and unpaid interest), at any time prior to March 15, 2030, in the case of the 2030 senior notes, at any time prior to May 20, 2034, in the case of the 2034 senior notes, and at any time prior to November 15, 2035, in the case of the 2036 senior notes.  The make-whole redemption price, in each case, is equal to the greater of 100% of the principal amount of the notes to be redeemed and the remaining principal and interest payments on the notes being redeemed
(excluding accrued but unpaid interest to, but not including, the redemption date) discounted to their present value as of the redemption date on a semi-annual basis at the applicable Treasury rate plus 0.40%, in the case of the 2030 senior notes, and plus 0.25%, in the case of the 2034 and 2036 senior notes.  In addition, the 2030, 2034, and 2036 senior notes may be redeemed, in whole or in part, at any time, on or after March 15, 2030, May 20, 2034, and November 15, 2035, respectively, at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest thereon to, but not including, the redemption date.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Junior Subordinated Notes
As of December 31, 2025, the Company had junior subordinated notes outstanding, the respective principal terms and effective interest rates of which are presented and described below:

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
As of December 31, 2025, each of the 2059 and 2060 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
Junior Convertible Securities
As of December 31, 2025, the Company had $340.6 million of principal outstanding on its junior convertible trust preferred securities (the “junior convertible securities”).  Prior to their redemption by the Company, as described below, the junior convertible securities bore interest at a rate of 5.15% per annum, which interest payments were payable quarterly in cash.
The junior convertible securities were considered contingent payment debt instruments under federal income tax regulations, which required the Company to deduct interest in an amount greater than its reported interest expense (“excess interest expense deductions”).
As of December 31, 2024 and 2025, the unamortized issuance costs related to the junior convertible securities were $2.7 million and $2.4 million, respectively.
The following table presents interest expense recorded in connection with the junior convertible securities:

	For the Years Ended December 31,
	2023	2024	2025
Contractual interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$17.6	$17.6	$16.9
Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	0.2	0.2
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$17.8	$17.8	$17.1

Effective interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	5.21%	5.21%	5.00%
In November 2025, pursuant to the terms of the junior convertible securities, the Company adjusted the conversion rate of the securities to 0.2582 shares of common stock per $50.00 junior convertible security, equivalent to an adjusted conversion price of $193.65 per share.  The adjustment was the result of the Company’s cumulative declared dividends on its common stock since the prior adjustment.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On December 8, 2025, the Company delivered notice that it had elected to redeem all of the outstanding junior convertible securities on December 29, 2025 (the “Redemption Date”), and announced its intention to settle any and all conversion obligations in cash.  Substantially all holders of the junior convertible securities delivered requests to convert their securities prior to the Redemption Date.  On December 15, 2025 (the “Election Date”), the Company made an irrevocable election to settle its conversion obligations in cash by reference to the daily volume weighted average price of the Company’s common stock during each applicable ten trading day conversion reference period.  These conversions resulted in a settlement value in excess of the associated carrying value (the “conversion premium”).  As of December 31, 2025, the conversion premium of
$155.5 million was recorded within Other liabilities, with a corresponding reduction to Additional paid-in capital.  In addition, the conversion resulted in a reduction to Deferred tax liability (net) on the Consolidated Balance Sheets of $38.9 million, with a corresponding increase to Additional paid-in capital.  The Company’s election to settle each applicable conversion premium in cash using a ten-day reference period was accounted for as a forward sale contract, which resulted in a $9.2 million expense recorded in Other expenses (net), in the fourth quarter of 2025.
On the Redemption Date, the Company redeemed $1.1 million of junior convertible securities which were not converted, reflecting the principal amount of the redeemed securities, plus accrued and unpaid interest, up to, but not including, the
Redemption Date.
In January 2026, the Company settled each of its applicable conversion obligations in cash for an aggregate amount of
$514.6 million which resulted in an incremental expense related to the forward sale contract of $9.3 million.  As a result of the settlement of these securities, the Company expects to incur a current cash tax liability of approximately $56.0 million in 2026, reflective of the recapture of excess interest expense deductions.  As of the date of this Annual Report on Form 10-K, none of the Company's junior convertible securities are outstanding.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products.  As of December 31, 2025, these unfunded commitments were $285.0 million and may be called in future periods.
As of December 31, 2025, the Company was contingently liable to make payments in connection with a consolidated
Affiliate, which are included in Other liabilities.  The Company is contingently liable to make maximum contingent payments of up to $100.0 million ($24.9 million attributable to a co-investor).  The fair value of contingent payment obligation was
$0.0 million.  The final measurement date of the contingent payment obligation is in July 2026.
As of December 31, 2025, the Company was obligated to make deferred payments of $85.8 million related to certain of its investments in Affiliates accounted for under the equity method, of which $56.4 million is payable in 2026 and $29.4 million is payable in 2027.  Deferred payment obligations are included in Other liabilities.
As of December 31, 2025, the Company was contingently liable to make payments of $451.7 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $4.0 million may become payable in 2026, $366.4 million may become payable in 2027, $35.9 million may become payable in 2028, and $22.7 million may become payable in each of 2029 and 2030.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7.Goodwill and Acquired Client Relationships
The following table presents the changes in the Company’s Goodwill:

	Goodwill
	2024	2025
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,523.6	$2,504.9
Foreign currency translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(18.7)	26.3
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,504.9	$2,531.2
As of September 30, 2025, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.
The following table presents the changes in the Company’s components of Acquired client relationships (net):

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Carrying Value
Balance, as of December 31, 2023 . . . . . . . .	$1,260.5	$(1,051.2)	$209.3	$1,603.1	$1,812.4
Intangible amortization and impairments . .	—	(29.0)	(29.0)	—	(29.0)
Foreign currency translation . . . . . . . . . . . .	(5.0)	5.0	—	(5.6)	(5.6)
Balance, as of December 31, 2024 . . . . . . . .	$1,255.5	$(1,075.2)	$180.3	$1,597.5	$1,777.8
Intangible amortization and impairments . .	—	(25.3)	(25.3)	(135.0)	(160.3)
Foreign currency translation . . . . . . . . . . . .	11.9	(11.9)	—	21.8	21.8
Balance, as of December 31, 2025 . . . . . . . .	$1,267.4	$(1,112.4)	$155.0	$1,484.3	$1,639.3
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments for these relationships of $48.3 million, $29.0 million, and $25.3 million for the years ended December 31, 2023, 2024, and 2025, respectively.  Based on relationships existing as of December 31, 2025, the Company estimates that its consolidated amortization expense will be approximately $25 million in each of 2026, 2027, and 2028, approximately $15 million in 2029, and approximately $10 million in 2030.  As of December 31, 2025, no impairments of definite-lived acquired client relationships were indicated.
In the first quarter of 2025, the Company completed an impairment assessment of the indefinite-lived acquired client relationships for certain mutual fund assets and determined that the fair value of the assets had declined below their carrying values.  Accordingly, the Company recorded an expense in Intangible amortization and impairments of $59.2 million attributable to the controlling interest ($70.0 million in aggregate) to reduce the carrying value of the assets to fair value.  The decline in the fair value was a result of current and projected declines in assets under management that decreased the forecasted revenue associated with the assets.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years ranging from (21)% to 0%, long-term revenue growth rates of 0%, and discount rates of 11.0%.
In the first quarter of 2025, the Company also recorded an expense in Intangible amortization and impairments of
$4.0 million attributable to the controlling interest ($7.0 million in aggregate) to reduce the carrying value of an indefinite-lived acquired client relationship to zero due to the closure of one of its Affiliate’s mutual fund products.
In the fourth quarter of 2025, the Company completed its annual impairment assessment of its indefinite-lived acquired client relationships and determined that the fair value of certain mutual fund assets had declined below their carrying values.
Accordingly, the Company recorded an expense in Intangible amortization and impairments of $37.0 million attributable to the controlling interest ($58.0 million in aggregate) to reduce the carrying value of the assets to fair value.  The decline in the fair value was a result of current and projected declines in assets under management that decreased the forecasted revenue associated with the assets.  The most relevant assumptions used in these analyses were revenue growth rates over the next five years ranging from (34)% to 0%, long-term revenue growth rates of 0%, and discount rates of 10.5%.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2025, no other impairments were indicated for the Company’s indefinite-lived acquired client relationships.
In the third quarter of 2023, the Company completed the sale of its equity interest in Veritable, LP (“Veritable”), one of the
Company’s consolidated Affiliates, (the “Veritable Transaction”).  Pursuant to the terms of the agreement, under which a third party acquired 100% of the outstanding equity interests in Veritable, the Company received $287.4 million in cash, net of transaction costs.  Veritable is included in the Company’s results through the closing date, and the Company’s gain from the transaction was $133.1 million, which is recorded in Affiliate transaction gains in the Consolidated Statements of Income.
8.Equity Method Investments in Affiliates
Certain of the Company’s investments in Affiliates are accounted for under the equity method.  The Company had 22 equity method Affiliates as of December 31, 2024 and 2025.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of the
Affiliate’s revenue less agreed-upon expenses.  The partnership agreements do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.  The financial results of certain Affiliates accounted for under the equity method are recognized in the
Consolidated Financial Statements one quarter in arrears.
The following tables present summarized financial information of the Company’s Affiliates accounted for under the equity method:

	For the Years Ended December 31,
	2023	2024	2025
Revenue(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,115.6	$3,212.0	$5,326.0
Net income(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,313.0	1,506.4	1,971.2
___________________________
(1)Revenue and net income include asset- and performance-based fees, the impact of consolidated sponsored investment products, and new Affiliate investments for the full-year, regardless of the date of the Company’s investment.

	December 31,
	2024	2025
Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3,348.2	$4,539.9
Liabilities and Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,262.9	2,114.1
The following table presents the changes in Equity method investments in Affiliates (net):

	Equity Method Investments in Affiliates (Net)
	2024	2025
Balance, beginning of period(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,288.5	$2,246.6
Investments in Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	14.3	857.6
Affiliate transactions(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(187.5)
Earnings, net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	442.7	561.0
Intangible amortization and impairments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(130.0)	(98.1)
Distributions of earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(402.7)	(465.9)
Return of capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.7)	(9.8)
Foreign currency translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	34.5	19.9
Other(3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	(53.4)
Balance, end of period(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,246.6	$2,870.4
___________________________
(1)Includes undistributed earnings of $168.0 million, $206.1 million, and $280.4 million as of December 31, 2023, 2024, and
2025, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)Represents the Company’s equity method investments in Peppertree, Comvest’s private credit business, and Montrusco
Bolton as of their respective closing dates.
(3)For the year ended December 31, 2025, Other includes the transfer of $53.4 million of interests to Investments associated with the Comvest Transaction.
In the first quarter of 2025, the Company completed its minority investment in NorthBridge Partners, LLC
(“NorthBridge”), a private markets manager specializing in industrial logistics real estate assets, and in the second quarter of
2025, the Company completed its minority investment in Verition Fund Management LLC (“Verition”), a global multi-strategy investment firm.  In the fourth quarter of 2025, the Company completed its minority investments in Montefiore Investment
(“Montefiore”), a European private equity firm focused on the services sector, and Qualitas Energy, a renewables-focused global infrastructure manager specializing in energy transition.  A portion of the consideration paid for NorthBridge and the majority of the consideration paid for Verition will be deductible for U.S. tax purposes over a 15-year life.  The Company’s purchase price allocations for each investment were measured using discounted cash flow analyses that included assumptions of expected market performance, net client cash flows, and discount rates.
In the third quarter of 2025, the Company completed the sale of its minority equity interest in Peppertree Capital
Management, Inc. (“Peppertree”), as part of the announced acquisition of Peppertree by TPG Inc. (“TPG”), a public company listed on the Nasdaq Global Select Market.  Pursuant to the terms of the agreement with TPG, under which the
Company and each of the other owners agreed to sell their respective equity interests in Peppertree, the Company received total consideration of $253.2 million, net of transaction costs, which included $99.8 million in cash and 2.9 million TPG
Class A common shares, all of which the Company has since sold.  Peppertree is included in the Company’s results through the closing date and the Company’s gain from the transaction was $127.6 million, which is recorded in Affiliate transaction gains.
In November 2025, Comvest Partners (“Comvest”) completed the previously announced agreement to sell its private credit business to Manulife Financial Corporation.  Pursuant to the terms of the agreement, the Company received total cash consideration of $282.0 million for its portion of Comvest’s private credit business.  Comvest’s private credit business is included in the Company’s results through the closing date and the portion retained will continue to be included going forward.  The Company’s gain from the transaction was $227.6 million, which is recorded in Affiliate transaction gains.
In December 2025, the Company completed the sale of its minority equity interest in Montrusco Bolton Investments
Inc. (“Montrusco Bolton”) to Walter Global Asset Management Inc.  Pursuant to the terms of the agreement, the Company received total cash consideration of $22.0 million.  Montrusco Bolton is included in the Company’s results through the closing date and the Company’s gain from the transaction was $16.2 million, which is recorded in Affiliate transaction gains.
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $86.0 million, $90.1 million, and $98.1 million for the years ended December 31, 2023, 2024, and 2025, respectively.  Based on relationships existing as of December 31, 2025, the Company estimates the amortization expense attributable to its Affiliates accounted for under the equity method will be approximately $100 million in each of 2026 and 2027, approximately $85 million in 2028, and approximately $70 million in each of 2029 and 2030.
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
For the year ended December 31, 2025, the Company completed its annual assessment of its investments in Affiliates accounted for under the equity method and no impairments were indicated.
In January 2026, the Company completed the previously announced agreement with Brown Brothers Harriman
(“BBH”), a privately held global financial services firm, to acquire a minority equity interest in BBH Credit Partners, a newly formed subsidiary of BBH focused on structured and alternative credit investment strategies.  Following the close of

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the transaction, BBH partners continue to direct day-to-day operations and the Company’s ownership is limited to a minority interest in the BBH Credit Partners subsidiary.
On February 12, 2026, the Company announced the completion of its additional minority investment in Garda Capital
Partners LP (“Garda”), a liquid alternatives manager specializing in fixed income relative value strategies and an Affiliate since 2019, and its minority investment in HighBrook Investors (“HighBrook”), a private markets manager specializing in real estate assets.  Following the close of the transactions, the Company’s investment in Garda continues to be accounted for under the equity method and Affiliate management continues to hold a majority of the equity of the respective businesses and directs the day-to-day operations.
9.Lease Commitments
The Company and its Affiliates currently lease office space and equipment under various operating leasing arrangements.
The following table presents total lease costs, net:

	For the Years Ended December 31,
	2023	2024	2025
Operating lease costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$36.4	$34.6	$33.6
Short-term lease costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.1	1.2	0.5
Variable lease costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0	0.0	0.0
Sublease income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(6.5)	(6.6)	(5.9)
Total lease costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$31.0	$29.2	$28.2
As of December 31, 2024 and 2025, the Company’s and its Affiliates’ weighted average operating lease term was seven years and six years, respectively, and the weighted average operating lease discount rate was 3%.
As of December 31, 2025, the maturities of lease liabilities were as follows:

Operating Leases
2026 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$30.4
2027 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	26.3
2028 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	24.9
2029 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23.3
2030 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	21.4
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36.2
Total undiscounted lease liabilities(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$162.5
___________________________
(1)Total undiscounted lease liabilities were $23.5 million greater than the operating leases recorded in Other liabilities primarily due to present value discounting.  Both amounts exclude leases with initial terms of 12 months or less and leases that have not yet commenced.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.Fixed Assets
Fixed assets (net) consisted of the following:

	December 31,
	2024	2025
Buildings and leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$110.0	$112.4
Software . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	45.2	43.5
Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20.2	18.7
Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17.5	17.6
Land, improvements and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20.7	20.9
Fixed assets, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	213.6	213.1
Accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(156.0)	(158.7)
Fixed assets (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$57.6	$54.4
11.Payables and Accrued Liabilities
Payables and accrued liabilities consisted of the following:

	December 31,
	2024	2025
Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$322.3	$329.7
Other(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	316.8	477.2
Payables and accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$639.1	$806.9
___________________________
(1)Other primarily includes unsettled fund shares payable, accrued income taxes, and other accrued liabilities.
12.Related Party Transactions
The Company has related party transactions in association with its deferred and contingent payment obligations, and
Affiliate equity transactions, as more fully described in Notes 6, 13, and 14.
From time to time, certain funds of the Company’s consolidated Affiliates may make tax distributions to partners subject to clawback.  As of  December 31, 2024 and 2025, the total receivable was $59.2 million and $68.6 million, respectively, and was included in Other assets, and the total payable was $87.8 million and $99.3 million, respectively, and was included in Other liabilities.  These amounts were primarily attributable to the non-controlling interests.
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $14.5 million and $11.7 million as of December 31, 2024 and 2025, respectively.
The Company may invest from time to time in funds or products advised by its Affiliates.  The Company’s executive officers and directors may invest from time to time in funds advised or products offered by its Affiliates, or receive other investment services provided by its Affiliates, on substantially the same terms as other participating investors.  The Company and its Affiliates earn asset- and performance-based feed and incur distribution and other expenses for services provided to
Affiliate sponsored investment products.  In addition, the Company and its Affiliates earn fees or incur expenses related to the
Company’s efforts to develop and distribute Affiliate products.  Affiliate management owners and the Company’s officers may serve as trustees or directors of certain investment vehicles from which the Company or an Affiliate earns fees.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents the changes in Redeemable non-controlling interests:

	Redeemable Non-controlling Interests
	2024	2025
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$393.4	$350.5
Increase attributable to consolidated Affiliate sponsored investment products . . . . . . . . . . . . .	1.1	19.3
Transfers to Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(69.6)	(152.1)
Transfers from (to) Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.7	(53.0)
Changes in redemption value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	23.9	82.1
Balance, end of period(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$350.5	$246.8
__________________________
(1) As of December 31, 2024 and 2025, Redeemable non-controlling interests includes consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $12.9 million and $32.2 million, respectively.
14.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s consolidated Affiliates generally pay quarterly distributions to Affiliate equity holders.  Distributions paid to non-controlling interest Affiliate equity holders were $271.3 million, $258.0 million, and $252.3 million for the years ended December 31, 2023, 2024, and 2025, respectively.
Affiliate equity interests provide the Company a conditional right to call (following an Affiliate equity holder’s departure)
and Affiliate equity holders have a conditional right to put their interests at certain intervals (including on an annual basis following an Affiliate equity holder’s departure).  The Company has the right to settle a portion of these purchases in shares of its common stock.  For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements.  The purchase price of these conditional purchases are generally calculated based upon a multiple of cash flow distributions, which is intended to represent fair value.  Affiliate equity holders are also permitted to sell their equity interests to other individuals or entities in certain cases, subject to the Company's approval or other restrictions.  The Company, at its option, may pay for Affiliate equity purchases in cash, shares of its common stock, or other forms of consideration, and can consent to the transfer of these interests to Affiliate partners and other parties.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties.  The amount of cash paid for purchases was $67.4 million, $106.5 million, and $176.7 million for the years ended December 31, 2023, 2024, and 2025, respectively.  The total amount of cash received for issuances was $13.4 million, $6.3 million, and $6.4 million for the years ended December 31, 2023, 2024, and 2025, respectively.
Sales and purchases of Affiliate equity generally occur at fair value; however, the Company also grants Affiliate equity to its consolidated Affiliate partners and other parties as a form of compensation.  If the equity is issued for consideration below the fair value of the equity, or purchased for consideration above the fair value of the equity, the difference is recorded as an expense in Compensation and related expenses over the requisite service period.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents Affiliate equity expense:

	For the Years Ended December 31,
	2023	2024	2025
Controlling interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$13.6	$20.2	$111.4
Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	39.1	39.4	32.2
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$52.7	$59.6	$143.6
In the second quarter of 2025, the terms of certain equity awards at an Affiliate were modified.  The modification included a mandatory repurchase provision upon termination of employment that changed the awards classification from equity to liability and as a result, the Company recorded incremental Affiliate equity expense of $30.5 million attributable to the controlling interest.
The following table presents unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$30.6	5 years	$235.7	6 years
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36.7	3 years	206.0	6 years
2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	71.7	2 years	159.5	5 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $7.9 million and $4.7 million as of December 31, 2024 and 2025, respectively, and was included in Other assets.  The total payable was $54.8 million and
$161.2 million as of December 31, 2024 and 2025, respectively, and was included in Other liabilities.
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
table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that occurred during the applicable periods:

	For the Years Ended December 31,
	2023	2024	2025
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$672.9	$511.6	$716.6
Decrease in controlling interest paid-in capital from Affiliate equity issuances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(13.5)	(3.1)	(18.4)
Decrease in controlling interest paid-in capital from Affiliate equity purchases . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(50.4)	(32.6)	(47.9)
Net income (controlling interest) including the net impact of Affiliate equity transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$609.0	$475.9	$650.3
15.Stockholders’ Equity
Preferred Stock
The Company is authorized to issue up to 5.0 million shares of preferred stock.  Any such preferred stock issued by the
Company may rank prior to common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights, and may be convertible into shares of common stock.  As of December 31, 2025, the Company had no shares of preferred stock outstanding.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock
The Company is authorized to issue up to 150.0 million shares of voting common stock and 3.0 million shares of class B non-voting common stock.
The Company’s Board of Directors authorized a share repurchase program in July 2024 to repurchase up to 5.4 million shares of its common stock and this authorization has no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  For the year ended December 31, 2025, the Company repurchased 3.3 million shares of its common stock at an average price per share of $212.92.  As of December 31, 2025, there were a total of 2.0 million shares available for repurchase under the Company’s July 2024 share repurchase program.  The Company’s Board of Directors authorized an additional share repurchase program in January 2026 to repurchase up to 4.2 million shares of the Company’s common stock.
The following table summarizes the Company's share repurchase activity:

	Shares Repurchased	Average Price Per Share
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.0	$132.99
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4.3	162.65
2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.3	212.92
Equity Distribution Program
In the first quarter of 2025, the Company entered into an equity distribution agreement and forward sale agreements with several major securities firms under which it may, from time to time, issue and sell shares of its common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced the Company’s prior equity distribution program.  As of December 31, 2025, no sales had occurred under the equity distribution program.
Financial Instruments
The equity distribution program meets the definition of equity and is not required to be accounted for separately as a derivative financial instrument.
Prior to the Election Date, the Company’s junior convertible securities, which contained an embedded right for holders to receive shares of the Company’s common stock under certain conditions, met the definition of equity and were not required to be accounted for separately as derivative financial instruments.  Subsequently, the Company’s election to settle each applicable conversion premium in cash using a ten-day reference period was accounted for as a forward sale contract.  See Note 5.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-Based Compensation
The following table presents share-based compensation expense:

	Share-Based Compensation Expense	Tax Benefit
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$59.4	$7.4
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	52.0	6.3
2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	59.2	5.2
The excess tax benefit recognized from share-based incentive plans was $4.4 million, $10.3 million, and $20.3 million for the years ended December 31, 2023, 2024, and 2025, respectively.
As of December 31, 2024, the Company had unrecognized share-based compensation expense of $38.1 million.  As of
December 31, 2025, the Company had unrecognized share-based compensation of $70.2 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value Per Unit
Unvested units, as of December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.8	$147.46
Units granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.3	167.96
Units vested . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.4)	137.69
Units forfeited . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.0)	154.29
Performance condition changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.3	164.94
Unvested units, as of December 31, 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.0	$161.80
The Company granted restricted stock units with fair values of $49.3 million, $31.3 million, and $54.8 million for the years ended December 31, 2023, 2024, and 2025, respectively.  These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest.  Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions.  For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved.
The total fair value of restricted stock units vested was $86.2 million, $50.5 million, and $59.0 million for the years ended
December 31, 2023, 2024, and 2025, respectively.  As of December 31, 2025, the Company had 1.6 million shares available for grant under its plans.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding, as of December 31, 2024 . . . . . . . . . . . . . .	1.7	$78.45
Options granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—
Options exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.4)	75.69
Options forfeited . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	—
Options expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.0)	203.22
Performance condition changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.0	129.17
Unexercised options outstanding, as of December 31, 2025 . . . . . . . . . . . . . .	0.3	$92.73	1.4
Exercisable at December 31, 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	$76.60	0.7
The Company did not grant any stock options for the years ended December 31, 2023, 2024, and 2025.  Stock options generally vest over a period of four years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level expected to be achieved.
The Company generally uses treasury stock to settle stock option exercises.  The total intrinsic value of stock options exercised for the years ended December 31, 2023, 2024, and 2025 was $0.2 million, $150.7 million, and $187.6 million, respectively.  The cash received for stock options exercised was zero, $0.3 million, and $2.8 million for the years ended
December 31, 2023, 2024, and 2025, respectively.  As of December 31, 2025, the intrinsic value of exercisable stock options outstanding was $37.0 million, and 1.1 million options were available for grant under the Company’s option plans.
17.Benefit Plans
The Company has a defined contribution plan that is a qualified employee profit-sharing plan, covering substantially all of its employees.  Under this plan, the Company is able to make discretionary contributions for the benefit of its employees that are qualified plan participants, up to Internal Revenue Service (“IRS”) limits.  The Company’s consolidated Affiliates generally have their own qualified defined contribution retirement plans covering their respective employees or, for several Affiliates, had their employees covered under the Company’s plan until February or March 2023, as applicable.  In each case, the relevant
Affiliate was able to make discretionary contributions for the benefit of its employees, as applicable, that were qualified plan participants, up to IRS limits.  Consolidated expenses related to these plans were $24.8 million, $24.9 million, and $24.5 million for the years ended December 31, 2023, 2024, and 2025, respectively.  The controlling interest’s portion of expenses related to these plans were $3.6 million, $4.6 million, and $4.0 million for the years ended December 31, 2023, 2024, and 2025, respectively.
18.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the consolidated provision for income taxes:

	For the Years Ended December 31,
	2023	2024	2025
Controlling interest(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$178.3	$174.8	$272.2
Non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7.0	7.8	10.1
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$185.3	$182.6	$282.3
Income before income taxes (controlling interest) . . . . . . . . . . . . . . . . . . . . . .	$851.2	$686.4	$988.8
Effective tax rate (controlling interest)(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	20.9%	25.5%	27.5%
___________________________
(1)For the years ended December 31, 2023, 2024, and 2025, income tax expense (controlling interest) included intangible-
related deferred tax expense of $29.8 million, $66.7 million, and $53.1 million, respectively.
(2)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The consolidated provision for income taxes consisted of the following:

	For the Years Ended December 31,
	2023	2024	2025
Current
Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$105.2	$59.6	$95.2
State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	10.8	16.6	19.9
Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	37.9	45.8	83.4
Total current . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	153.9	122.0	198.5
Deferred
Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	27.3	52.5	78.5
State . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	7.0	11.9	18.9
Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(2.9)	(3.8)	(13.6)
Total deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31.4	60.6	83.8
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$185.3	$182.6	$282.3
For financial reporting purposes, Income before income taxes consisted of the following:

	For the Years Ended December 31,
	2023	2024	2025
Domestic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$782.3	$678.5	$1,005.7
International . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	309.1	244.7	180.6
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,091.4	$923.2	$1,186.3
The following table presents consolidated income taxes paid, net by jurisdiction:

	For the Years Ended December 31,
	2023	2024	2025
U.S. federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$240.3	$82.9	$52.6
United Kingdom . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42.3	39.0	43.0
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	31.9	20.6	15.1
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$314.5	$142.5	$110.7

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reconciles the U.S. federal statutory tax rate to the Company’s effective tax rate:

	For the Years Ended December 31,
	2023		2024		2025
	$	%	$	%	$	%
Statutory U.S. federal tax . . . . . . . . . . . . . . . .	$229.2	21.0%	$193.9	21.0%	$249.1	21.0%
State income taxes, net of federal benefit(1) . .	14.1	1.3%	19.2	2.1%	26.0	2.1%
Foreign tax effects:
United Kingdom
Affiliate equity expense . . . . . . . . . . . . . . .	0.8	0.1%	1.4	0.2%	19.2	1.7%
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.5	0.3%	7.0	0.8%	1.8	0.1%
Other foreign jurisdictions . . . . . . . . . . . . . .	(25.3)	(2.4)%	(9.1)	(1.0)%	(7.4)	(0.6)%
Effect of cross-border tax laws . . . . . . . . . . . .	(4.4)	(0.4)%	6.5	0.7%	9.1	0.8%
Nontaxable or nondeductible items . . . . . . . .	5.1	0.5%	4.2	0.5%	5.2	0.4%
Change in valuation allowance . . . . . . . . . . . .	0.6	0.1%	0.3	0.0%	0.2	0.0%
Unrecognized tax benefits . . . . . . . . . . . . . . .	5.1	0.5%	1.2	0.1%	10.5	0.9%
Other adjustments:
Effect of income from non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(43.4)	(4.0)%	(42.0)	(4.5)%	(31.4)	(2.6)%
Effective tax . . . . . . . . . . . . . . . . . . . . . . . . . .	$185.3	17.0%	$182.6	19.9%	$282.3	23.8%
___________________________
(1)The state and local jurisdictions that make up the majority of the effect of the state and local income tax include
Massachusetts, California, and New York.
The Company’s effective tax rate (controlling interest) in 2023 is lower than the marginal tax rate of 24.5%, primarily due to discrete benefits from foreign operations.  The effective tax rate (controlling interest) in 2024 is higher than the marginal tax rate of 24.5%, primarily due to an expense to reduce the carrying value of a foreign Affiliate to fair value for which no tax benefit was recorded, partially offset by tax windfalls attributable to share-based compensation.  The effective tax rate
(controlling interest) in 2025 is higher than the marginal tax rate of 24.5%, primarily due to unrecognized tax benefits and non-
deductible compensation expense, partially offset by tax windfalls attributable to share-based compensation.
The Company’s effective tax rate reflects the relative contributions of earnings in the jurisdictions in which the Company and its Affiliates operate and is impacted by changes in the jurisdictional mix of income before taxes.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Deferred tax liability (net) reflects the expected future tax consequences of temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities.  The significant components of the Company’s Deferred tax liability (net) are as follows:

	December 31,
	2024	2025
Deferred Tax Assets
State net operating loss carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$13.8	$13.7
Foreign loss carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	17.7	19.6
Foreign tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	16.3	16.5
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	33.5	22.5
Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	81.3	72.3
Valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(44.8)	(47.0)
Deferred tax assets, net of valuation allowance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	36.5	25.3
Deferred Tax Liabilities
Intangible asset amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(353.0)	(392.6)
Non-deductible intangible amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(101.4)	(82.9)
Junior convertible securities interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(92.6)	(58.3)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(8.0)	(22.8)
Total deferred tax liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(555.0)	(556.6)
Deferred tax liability (net)(1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(518.5)	$(531.3)
___________________________
(1)As of December 31, 2024 and 2025, foreign loss carryforwards of $17.7 million (net of a $15.7 million valuation allowance) and $19.6 million (net of a $17.8 million valuation allowance), respectively, are included in Other assets as they represent a net deferred tax asset in a foreign jurisdiction.
As of December 31, 2025, the Company had available state net operating loss carryforwards of $213.3 million, a majority of which will expire over four years to seven years, foreign loss carryforwards of $73.9 million, of which $51.5 million will expire over ten years to 14 years and $22.4 million will carry forward indefinitely, and foreign tax credit carryforwards of $16.5 million, a majority of which will expire over five years to seven years.
The Company believed it was more-likely-than-not that the benefit from certain state and foreign loss carryforwards and foreign tax credit carryforwards would not be fully realized, and, as of December 31, 2025, had valuation allowances of $12.7 million, $17.8 million, and $16.5 million on the state and foreign loss carryforwards and the foreign tax credit carryforwards, respectively.  For the years ended December 31, 2024 and 2025, the Company decreased its valuation allowance $2.8 million and increased its valuation allowance $2.2 million, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in unrecognized tax benefits:

	For the Years Ended December 31,
	2023	2024	2025
Balance, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$49.6	$37.8	$37.3
Additions based on current year tax positions . . . . . . . . . . . . . . . . . . . . . . . . .	6.4	0.5	5.7
Additions based on prior years’ tax positions . . . . . . . . . . . . . . . . . . . . . . . . . .	1.0	3.5	9.8
Reduction for prior years’ tax positions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(13.5)	(0.8)	—
Lapse of the statute of limitations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(4.8)	(2.5)	(7.3)
Settlements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(1.3)	—	—
Foreign currency translation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.4	(1.2)	0.5
Balance, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$37.8	$37.3	$46.0
Included in the balance of unrecognized tax benefits as of December 31, 2023, 2024, and 2025 were $37.8 million, $37.3 million, and $46.0 million, respectively, of tax benefits that, if recognized, would favorably affect the Company’s effective tax rate (controlling interest).  As of December 31, 2025, certain of these benefits, if realized, would be offset by the utilization of indirect tax benefits, for which the Company had accrued deferred tax assets of $7.0 million.
The Company records accrued interest and penalties related to unrecognized tax benefits in Income tax expense.  For the years ended December 31, 2023, 2024, and 2025, interest and penalties related to unrecognized tax benefits were $0.8 million, $(0.5) million, and $(0.1) million, respectively.  As of December 31, 2024 and 2025, the Company had accrued interest and penalties related to unrecognized tax benefits of $13.9 million and $13.8 million, respectively.
The Company is subject to U.S. federal, state and local, and foreign income tax in multiple jurisdictions and is periodically subject to tax examinations in these jurisdictions.  The completion of examinations may result in the payment of additional taxes and/or the recognition of tax benefits.  The Company is generally no longer subject to income tax examinations by U.S. federal, state and local, or foreign taxing authorities for periods prior to 2019.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

	For the Years Ended December 31,
	2023	2024	2025
Numerator
Net income (controlling interest) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$672.9	$511.6	$716.6
Income from hypothetical settlement of Redeemable non-controlling interests, net of tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	49.0	20.5	20.5
Interest expense on junior convertible securities, net of taxes . . . . . . . . . . . . .	13.4	13.4	12.9
Net income (controlling interest), as adjusted . . . . . . . . . . . . . . . . . . . . . . . . .	$735.3	$545.5	$750.0
Denominator
Average shares outstanding (basic) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	35.1	31.1	28.5
Effect of dilutive instruments:
Stock options and restricted stock units . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.7	1.7	0.9
Hypothetical issuance of shares to settle Redeemable non-controlling interests . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.7	1.6	1.9
Assumed issuance of junior convertible securities shares . . . . . . . . . . . . . . .	1.7	1.7	1.7
Average shares outstanding (diluted) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	42.2	36.1	33.0
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following table presents a summary of items excluded from the denominator in the table above:

	For the Years Ended December 31,
	2023	2024	2025
Stock options and restricted stock units . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	0.2	0.1
Shares issuable to settle Redeemable non-controlling interests . . . . . . . . . . . .	0.7	2.0	0.3
20.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income:

	For the Year Ended December 31, 2023
	Pre-Tax	Tax (Expense) Benefit	Net of Tax
Foreign currency translation gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$44.8	$(3.7)	$41.1
Change in net realized and unrealized gain (loss) on derivative financial instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.3	0.0	0.3
Change in net unrealized gain (loss) on available-for-sale debt securities . . . .	0.5	0.0	0.5
Other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$45.6	$(3.7)	$41.9

	For the Year Ended December 31, 2024
	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$11.0	$(9.5)	$1.5
Change in net realized and unrealized gain (loss) on derivative financial instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.5	—	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities . . . .	0.5	(0.4)	0.1
Other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$12.0	$(9.9)	$2.1

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2025
	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$69.2	$1.0	$70.2
Change in net realized and unrealized gain (loss) on derivative financial instruments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.9)	—	(0.9)
Change in net unrealized gain (loss) on available-for-sale debt securities . . . .	0.4	—	0.4
Other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$68.7	$1.0	$69.7
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gain (Loss) on Derivative Financial Instruments	Unrealized Gain (Loss) on Available- for-Sale Debt Securities	Total
Balance, as of December 31, 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(255.3)	$(0.1)	$(0.5)	$(255.9)
Other comprehensive income (loss) before reclassifications . . . . . . . . . .	1.5	(0.2)	0.1	1.4
Amounts reclassified . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	—	0.7	—	0.7
Net other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1.5	0.5	0.1	2.1
Balance, as of December 31, 2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(253.8)	$0.4	$(0.4)	$(253.8)
Other comprehensive income (loss) before reclassifications . . . . . . . . . .	71.0	(1.2)	0.4	70.2
Amounts reclassified . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	(0.8)	0.3	—	(0.5)
Net other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	70.2	(0.9)	0.4	69.7
Balance, as of December 31, 2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$(183.6)	$(0.5)	$—	$(184.1)
21.Segment and Geographic Information
The Company operates in one segment.  Accordingly, the Company’s Consolidated revenue, Net income, and Total assets reflect the revenue, profit, and assets of the Company’s single segment, respectively.
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”).  The CODM uses Net income in assessing the performance and in determining the allocation of resources of the Company’s reportable segment.  The CODM is regularly provided expense information consistent with the expense categories presented in the Company’s Consolidated
Statements of Income.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present Consolidated revenue and Fixed assets (net) of the Company by geographic location.  For
Affiliates, this information is primarily based on the location of the Affiliates’ headquarters.

	For the Years Ended December 31,
	2023	2024	2025
Consolidated revenue
United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,519.3	$1,485.2	$1,486.9
United Kingdom . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	498.3	500.5	527.0
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	40.2	55.2	60.5
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,057.8	$2,040.9	$2,074.4

	December 31,
	2024	2025
Fixed assets (net)
United States . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$48.9	$43.9
United Kingdom . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	8.5	10.2
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	0.2	0.3
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$57.6	$54.4

Schedule II
Valuation and Qualifying Accounts

(in millions)	Balance Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Income Tax Valuation Allowance
Years Ending December 31,
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$48.1	$0.6	$0.4	$(1.5)	$47.6
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	47.6	0.3	0.0	(3.1)	44.8
2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	44.8	1.5	0.8	(0.1)	47.0

Other Allowances(1)
Years Ending December 31,
2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$3.5	$1.5	$—	$(1.2)	$3.8
2024 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	3.8	—	—	(1.5)	2.3
2025 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	2.3	5.1	—	(1.0)	6.4
___________________________
(1)Other allowances represents reserves on notes received in connection with transfers of the Company’s interests in certain
Affiliates, as well as other receivable amounts, which the Company considered uncollectible.  Deductions represent the reversal of such reserves upon collection of the amounts due.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
As required by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of
December 31, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (i) information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Our disclosure controls and procedures were designed to provide reasonable assurance of achieving their stated objectives, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  We review on an ongoing basis and document our disclosure controls and procedures, and our internal control over financial reporting, and we may from time to time make changes in an effort to enhance their effectiveness and ensure that our systems evolve with our business.  See “Management’s Report on Internal Control over Financial Reporting” in Item 8.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting, which is included in Item 8.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance
Information required by this Item will be set forth in our proxy statement for our 2026 annual meeting of stockholders (to be filed within 120 days after December 31, 2025) (the “Proxy Statement”) under the captions “Information Regarding the
Nominees,” “Corporate Governance Matters and Meetings of the Board of Directors and Committees,” and “Information
Regarding Executive Officers of the Company,” and is incorporated herein by reference.
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

PART IV
Item 15.Exhibit and Financial Statement Schedules
(a)(1) Financial Statements: See Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedule required by Part II, Item 8 is included in Item 8:

Page No.
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2024, and 2025	82
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

4.3
Second Supplemental Indenture related to the 4.750% Junior Subordinated Notes due 2060, dated as of September
23, 2020, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of
Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K
(No. 001-13459), filed September 23, 2020)

4.4
Third Supplemental Indenture related to the 4.200% Junior Subordinated Notes due 2061, dated as of July 13, 2021, between the Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No.
001-13459), filed July 13, 2021)

4.5
Fourth Supplemental Indenture related to the 6.750% Junior Subordinated Notes due 2064, dated as of March 20,
2024, between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 20, 2024)

4.6
Indenture for Senior Notes, dated as of June 5, 2020, between the Company, as issuer, and U.S. Bank National
Association, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459),
filed June 5, 2020)

4.7
First Supplemental Indenture related to the 3.300% Senior Notes due 2030, dated as of June 5, 2020, between the
Company, as issuer, and U.S. Bank National Association, as trustee, including the form of Global Note attached as
Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed
June 5, 2020)

4.8
Second Supplemental Indenture related to the 5.500% Senior Notes due 2034, dated as of August 20, 2024, between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee, including the form of
Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on Form 8-K
(No. 001-13459), filed August 20, 2024)

4.9
Third Supplemental Indenture related to the 5.500% Senior Notes due 2036, dated as of December 11, 2025, between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee, including the form of Global Note attached as Annex A thereto (incorporated by reference to the Company’s Current Report on
Form 8-K (No. 001-13459), filed December 11, 2025)

4.10	Description of the Registrant’s Securities (incorporated by reference to the Company’s Annual Report on Form 10- K (No. 001-13459), filed February 14, 2025)
10.1†	Executive Incentive Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 29, 2015)
10.2†	Amended and Restated 1997 Stock Option and Incentive Plan of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 10, 2004)
10.3†	Amendment No. 1 to the Company’s 1997 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.4†	Amended and Restated Long-Term Stock and Investment Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 27, 2014)
10.5†	Deferred Compensation Plan of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed March 2, 2009)

10.6†	2011 Stock Option and Incentive Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 19, 2011)
10.7†	Amendment No. 1 to the Company’s 2011 Stock Option and Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed July 31, 2020)
10.8†	2013 Incentive Stock Award Plan of the Company (incorporated by reference to the Company’s Proxy Statement on Schedule 14A (No. 001-13459), filed April 30, 2013)
10.9†	Amendment No. 1 to the Company’s 2013 Incentive Stock Award Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.10†	2020 Equity Incentive Plan of the Company (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-240091), filed July 24, 2020)
10.11†
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

10.13†	Form of Award Agreement pursuant to the Company’s Incentive Plans (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.14†	Form of Award Agreement pursuant to the Company’s Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 28, 2020)
10.15†
Form of Award Agreement pursuant to the Company’s Executive Incentive and 2013 Incentive Stock Award Plans
(incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 27,
2014)

10.16†
Form of Restricted Stock Unit Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan
(incorporated by reference to the Company’s Quarterly Report on Form 10-Q (No. 001-13459), filed May 7, 2021)

10.17†
Form of Director Restricted Stock Unit Award Agreement pursuant to the Company’s 2020 Equity Incentive Plan
(incorporated by reference to the Company’s Annual Report on Form 10-K (No. 001-13459), filed February 16,
2024)

10.18†
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

10.21
Third Amended and Restated Credit Agreement, dated as of November 15, 2024, by and among the Company,
Bank of America, N.A., as administrative agent, letter of credit issuer and swingline lender, and the other lending institutions from time to time party thereto (incorporated by reference to the Company’s Current Report on Form 8-
K (No. 001-13459), filed November 15, 2024)

10.22
Equity Distribution Agreement, dated as of March 7, 2025, by and among the Company and the Agents, Forward
Sellers, and Forward Purchasers named therein (incorporated by reference to the Company’s Current Report on
Form 8-K (No. 001-13459), filed March 7, 2025)

10.23
Form of Forward Sale Agreement, dated as of March 7, 2025, pursuant to the Equity Distribution Agreement
(incorporated by reference to the Company’s Current Report on Form 8-K (No. 001-13459), filed March 7, 2025)

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

101
The following financial statements from the Registrant’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2025 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the
Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (ii) the Consolidated
Balance Sheets as of December 31, 2025 and December 31, 2024, (iii) the Consolidated Statement of Equity for the
years ended December 31, 2025, 2024, and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (v) the Notes to the Consolidated Financial Statements

104
The cover page from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

___________________________
†            Indicates a management contract or compensatory plan
*            Filed herewith
**          Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
Date: February 17, 2026	By:	/s/ JAY C. HORGEN
Jay C. Horgen Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY C. HORGEN	Chief Executive Officer (Principal Executive Officer) and Director	February 17, 2026
Jay C. Horgen

/s/ DAVA E. RITCHEA	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 17, 2026
Dava E. Ritchea

/s/ KAREN L. ALVINGHAM	Director	February 17, 2026
Karen L. Alvingham

/s/ MARCY ENGEL	Director	February 17, 2026
Marcy Engel

/s/ ANNETTE FRANQUI	Director	February 17, 2026
Annette Franqui

/s/ FÉLIX V. MATOS RODRÍGUEZ	Director	February 17, 2026
Félix V. Matos Rodríguez

/s/ TRACY P. PALANDJIAN	Director	February 17, 2026
Tracy P. Palandjian

/s/ DAVID C. RYAN	Director	February 17, 2026
David C. Ryan

/s/ LOREN M. STARR	Director	February 17, 2026
Loren M. Starr