Form 10-Q
period 2026-03-31
AFFILIATED MANAGERS GROUP, INC.
filed 2026-05-07
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-13459

AFFILIATED MANAGERS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3218510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1001 U.S. Highway One North, Jupiter, Florida 33477
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
There were 26,412,085 shares of the registrant’s common stock outstanding on May 5, 2026.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2025	2026
Consolidated revenue	$496.6	$544.9

Consolidated expenses:
Compensation and related expenses	230.3	287.1
Selling, general and administrative	94.7	107.4
Intangible amortization and impairments	83.3	49.2
Interest expense	34.1	38.4
Depreciation and other amortization	2.8	2.5
Other expenses (net)	11.7	21.3
Total consolidated expenses	456.9	505.9

Equity method income (net)	75.3	147.4
Investment and other income	11.6	6.5
Income before income taxes	126.6	192.9

Income tax expense	27.4	46.5
Net income	99.2	146.4

Net income (non-controlling interests)	(26.8)	(36.0)
Net income (controlling interest)	$72.4	$110.4

Average shares outstanding (basic)	29.2	26.8
Average shares outstanding (diluted)	32.6	27.5

Earnings per share (basic)	$2.48	$4.12
Earnings per share (diluted)	$2.20	$3.84
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2025	2026
Net income	$99.2	$146.4
Other comprehensive loss, net of tax:
Foreign currency translation loss	(5.7)	(15.9)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.5	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities	0.4	—
Other comprehensive loss, net of tax	(4.8)	(15.4)
Comprehensive income	94.4	131.0
Comprehensive income (non-controlling interests)	(34.1)	(31.5)
Comprehensive income (controlling interest)	$60.3	$99.5
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2025	March 31, 2026
Assets
Cash and cash equivalents	$586.0	$376.1
Receivables	496.2	871.4
Investments	711.6	720.6
Goodwill	2,531.2	2,524.1
Acquired client relationships (net)	1,639.3	1,585.7
Equity method investments in Affiliates (net)	2,870.4	2,965.8
Fixed assets (net)	54.4	69.7
Other assets	318.3	282.7
Total assets	$9,207.4	$9,396.1
Liabilities and Equity
Payables and accrued liabilities	$806.9	$1,097.5
Debt	2,691.3	2,918.6
Deferred tax liability (net)	533.1	479.1
Other liabilities	754.0	653.0
Total liabilities	4,785.3	5,148.2
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	246.8	264.0
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2025 and March 31, 2026)	0.6	0.6
Additional paid-in capital	616.1	554.7
Accumulated other comprehensive loss	(106.8)	(117.7)
Retained earnings	7,615.4	7,725.5
	8,125.3	8,163.1
Less: Treasury stock, at cost (31.5 shares and 32.0 shares as of December 31, 2025 and March 31, 2026, respectively)	(4,886.9)	(5,073.3)
Total stockholders' equity	3,238.4	3,089.8
Non-controlling interests	936.9	894.1
Total equity	4,175.3	3,983.9
Total liabilities and equity	$9,207.4	$9,396.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)
(unaudited)

Three Months Ended March 31, 2025	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2024	$0.6	$733.1	$(163.6)	$6,899.8	$(4,124.6)	$952.9	$4,298.2
Net income	—	—	—	72.4	—	26.8	99.2
Other comprehensive income (loss), net of tax	—	—	(12.1)	—	—	7.3	(4.8)
Share-based compensation	—	10.8	—	—	—	—	10.8
Common stock issued under share-based incentive plans	—	(46.9)	—	—	22.6	—	(24.3)
Share repurchases, inclusive of excise tax	—	—	—	—	(174.4)	—	(174.4)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity-related activities:
Affiliate equity expense	—	1.3	—	—	—	9.3	10.6
Issuances	—	(0.6)	—	—	—	2.7	2.1
Purchases	—	(11.7)	—	—	—	(0.2)	(11.9)
Changes in redemption value of Redeemable non- controlling interests	—	(18.2)	—	—	—	—	(18.2)
Capital contributions and other	—	—	—	—	—	(1.0)	(1.0)
Distributions to non-controlling interests	—	—	—	—	—	(87.0)	(87.0)
March 31, 2025	$0.6	$667.8	$(175.7)	$6,971.9	$(4,276.4)	$910.8	$4,099.0

Three Months Ended March 31, 2026	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2025	$0.6	$616.1	$(106.8)	$7,615.4	$(4,886.9)	$936.9	$4,175.3
Net income	—	—	—	110.4	—	36.0	146.4
Other comprehensive loss, net of tax	—	—	(10.9)	—	—	(4.5)	(15.4)
Share-based compensation	—	6.9	—	—	—	—	6.9
Common stock issued under share-based incentive plans	—	(35.4)	—	—	0.6	—	(34.8)
Conversion premium on junior convertible securities	—	0.5	—	—	—	—	0.5
Share repurchases, inclusive of excise tax	—	—	—	—	(187.0)	—	(187.0)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity-related activities:
Affiliate equity expense	—	1.9	—	—	—	8.4	10.3
Issuances	—	(1.4)	—	—	—	6.1	4.7
Purchases	—	(9.2)	—	—	—	(1.3)	(10.5)
Changes in redemption value of Redeemable non- controlling interests	—	(24.7)	—	—	—	—	(24.7)
Capital contributions and other	—	—	—	—	—	(3.4)	(3.4)
Distributions to non-controlling interests	—	—	—	—	—	(84.1)	(84.1)
March 31, 2026	$0.6	$554.7	$(117.7)	$7,725.5	$(5,073.3)	$894.1	$3,983.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2025	2026
Cash flow from (used in) operating activities:
Net income	$99.2	$146.4
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	83.3	49.2
Depreciation and other amortization	2.8	2.5
Deferred income tax expense (benefit)	7.9	(45.7)
Equity method income (net)	(75.3)	(147.4)
Distributions received from equity method investments	204.7	294.4
Share-based compensation and Affiliate equity expense	23.7	53.5
Net realized and unrealized (losses) gains on investment securities	(1.4)	3.9
Other non-cash items	(0.7)	9.8
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate sponsored investment products	(24.0)	(14.4)
Sales of securities by consolidated Affiliate sponsored investment products	20.1	10.4
Increase in receivables	(161.1)	(393.5)
(Increase) decrease in other assets	(3.1)	1.6
Increase in payables, accrued liabilities, and other liabilities	32.8	328.6
Cash flow from operating activities	208.9	299.3
Cash flow from (used in) investing activities:
Investments in Affiliates	(49.5)	(242.3)
Purchases of fixed assets	(1.6)	(3.8)
Purchases of investment securities	(8.2)	(18.6)
Maturities and sales of investment securities	23.7	35.7
Cash flow used in investing activities	(35.6)	(229.0)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	—	625.0
Repayments of senior bank debt	—	(60.0)
Repayments of junior convertible securities	—	(340.6)
Conversion payments on junior convertible securities	—	(174.0)
Repurchases of common stock, net	(176.2)	(185.1)
Distributions to non-controlling interests	(87.0)	(84.1)
Affiliate equity purchases, net	(28.3)	(29.3)
Other financing items	(25.4)	(29.2)
Cash flow used in financing activities	(316.9)	(277.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4.1	(2.9)
Net decrease in cash and cash equivalents	(139.5)	(209.9)
Cash and cash equivalents at beginning of period	950.0	586.0
Effect of consolidation of Affiliate sponsored investment products	6.0	—
Cash and cash equivalents at end of period	$816.5	$376.1
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1.Basis of Presentation and Use of Estimates
The Consolidated Financial Statements of Affiliated Managers Group, Inc. (“AMG” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for full year financial statements.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair statement of the Company’s interim financial position and results of operations have been included and all intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for any other period or for the full year.  The
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 includes additional information about its operations, financial position, and accounting policies, and should be read in conjunction with this Quarterly Report on
Form 10-Q.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from those estimates.
All dollar amounts, except per share, per unit, and per option data in the text and tables herein, are stated in millions unless otherwise indicated.
2.Accounting Standards and Policies
Recent Accounting Developments
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)
2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40):
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.Investments
The following table summarizes the Company’s Investments:

	December 31, 2025	March 31, 2026
Marketable securities
Equity securities	$34.8	$47.5
Debt securities	50.0	51.8
Total marketable securities	84.8	99.3
Other investments
Investments measured at NAV as a practical expedient	576.4	570.9
Investments without readily determinable fair values	50.4	50.4
Total other investments	626.8	621.3
Investments	$711.6	$720.6
Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31, 2025	March 31, 2026
Cost	$37.5	$48.0
Unrealized gains	6.1	8.7
Unrealized losses	(8.8)	(9.2)
Fair value	$34.8	$47.5
As of December 31, 2025 and March 31, 2026, investments in equity securities include consolidated Affiliate sponsored investment products with fair values of $9.2 million and $12.7 million, respectively.
For the three months ended March 31, 2025 and 2026, the Company recognized net unrealized gains (losses) on equity securities still held as of March 31, 2025 and 2026 of $(0.9) million and $0.3 million, respectively.
Debt Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in consolidated Affiliate sponsored investment products classified as trading:

	December 31, 2025	March 31, 2026
Cost	$49.4	$52.3
Unrealized gains	1.1	0.5
Unrealized losses	(0.5)	(1.0)
Fair value	$50.0	$51.8
For the three months ended March 31, 2025 and 2026, the Company recognized net unrealized gains (losses) on debt securities classified as trading still held as of March 31, 2025 and 2026 of $0.8 million and $(1.0) million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Investments
Investments Measured at NAV as a Practical Expedient
The following table summarizes the fair values of investments that are measured at net asset value (“NAV”) as a practical expedient:

	December 31, 2025	March 31, 2026
Investments with limited liquidity(1)	$535.7	$529.5
Investments with periodic liquidity(2)	40.7	41.4
Total(3)	$576.4	$570.9
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
(3)Investments measured at NAV as a practical expedient primarily invest in a broad range of private markets.  Fair value attributable to the controlling interest was $456.6 million and $456.2 million as of December 31, 2025 and March 31, 2026, respectively.
The Company’s unfunded commitments attributed to investments measured at NAV as a practical expedient were $283.0 million and $270.9 million as of December 31, 2025 and March 31, 2026, respectively.  The Company’s unfunded commitments attributed to investments with structures yet to be determined were $150.0 million as of March 31, 2026.
Investments Without Readily Determinable Fair Values
The following table summarizes the cost, cumulative unrealized gains, and carrying amount of the Company’s investment in a private corporation where it does not exercise significant influence, and does not have a readily determinable fair value:

	December 31, 2025	March 31, 2026
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the three months ended March 31, 2025 and 2026, the Company did not recognize any net unrealized gains or losses on the underlying investment still held as of March 31, 2025 and 2026.
The following table presents the changes in other investments:

	For the Three Months Ended March 31,
	2025			2026
	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$488.6	$50.4	$539.0	$576.4	$50.4	$626.8
Purchases and commitments funded	8.1	—	8.1	15.9	—	15.9
Sales and distributions	(24.8)	—	(24.8)	(24.8)	—	(24.8)
Net realized and unrealized gains	4.0	—	4.0	3.4	—	3.4
Balance, end of period	$475.9	$50.4	$526.3	$570.9	$50.4	$621.3

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2025
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets(1)
Investments in equity securities	$34.8	$34.8	$—	$—
Investments in debt securities	50.0	—	50.0	—
Financial Liabilities(2)
Contingent payment obligations	$0.0	$—	$—	$0.0
Affiliate equity purchase obligations	161.2	—	—	161.2

		Fair Value Measurements
	March 31, 2026
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets(1)
Investments in equity securities	$47.5	$47.5	$—	$—
Investments in debt securities	51.8	—	51.8	—
Financial Liabilities(2)
Contingent payment obligations	$0.0	$—	$—	$0.0
Affiliate equity purchase obligations	194.2	—	—	194.2
___________________________
(1)Amounts are recorded in Investments on the Consolidated Balance Sheets.
(2)Amounts are recorded in Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Liabilities
The following table presents the changes in Level 3 liabilities:

	For the Three Months Ended March 31,
	2025		2026
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$5.7	$54.8	$0.0	$161.2
Purchases and issuances(1)	—	22.0	—	32.0
Settlements and reductions	—	(29.7)	—	(33.9)
Net realized and unrealized (gains) losses(2)	(0.1)	1.3	—	34.9
Balance, end of period	$5.6	$48.4	$0.0	$194.2

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(2)	$(0.1)	$1.3	$—	$34.9
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

	Quantitative Information about Level 3 Fair Value Measurements
			December 31, 2025			March 31, 2026
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo simulation	Volatility	$0.0	13%	13%	$0.0	9%	9%
		Discount rates		5%	5%		5%	5%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$113.0	(10)% - 11%	3%	$116.0	(10)% - 6%	3%
		Discount rates		11% - 18%	14%		12% - 19%	15%
	Monte Carlo simulation	Volatility	$48.2	15%	15%	$78.2	15%	15%
		Discount rates		5%	5%		5% - 6%	5%
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
discount rates used would result in lower fair values.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2025		March 31, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,172.0	$1,171.0	$1,172.1	$1,142.1	Level 2
Junior subordinated notes	1,216.1	995.2	1,216.1	930.1	Level 2
The carrying amount of Cash and cash equivalents, Receivables, Payables and accrued liabilities, and certain Other liabilities approximates fair value because of the short-term nature of these instruments.  The carrying value of the revolver (as defined in Note 6) approximates fair value because the revolver has variable interest based on selected short-term rates.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Company’s Affiliates accounted for under the equity method considered VIEs generally require minimal levels of working capital on each Affiliate’s balance sheet.  Certain of the Company’s Affiliates accounted for under the equity method hold general partner and seed investments, which may be significant.  As of December 31, 2025 and March 31, 2026, the Company’s
carrying value attributable to its Affiliates accounted for under the equity method considered VIEs was $2,763.6 million and
$2,795.9 million, respectively.  As of December 31, 2025 and March 31, 2026, including arrangements more fully described in
Note 7, the Company’s maximum exposure to loss attributable to its Affiliates accounted for under the equity method considered VIEs was $3,245.3 million and $3,403.2 million, respectively.
As of December 31, 2025 and March 31, 2026, the carrying value for all of the Company’s Affiliates accounted for under the equity method was $2,870.4 million and $2,965.8 million, including Affiliates accounted for under the equity method considered VREs of $106.8 million and $169.9 million, respectively.  As of December 31, 2025 and March 31, 2026, including arrangements more fully described in Note 7, the maximum exposure to loss for all of the Company’s Affiliates accounted for under the equity method was $3,352.1 million and $3,573.1 million, respectively, including Affiliates accounted for under the equity method considered VREs of $106.8 million and $169.9 million, respectively.
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
The Company’s carrying value and maximum exposure to loss from unconsolidated Affiliate sponsored investment products, is its or its consolidated Affiliates’ interests in the unconsolidated net assets of the respective products.  These products vary in size from early-stage products with few initial investors to mature products with a large population of investors.  As of December 31, 2025 and March 31, 2026, the Company’s carrying value attributable to Affiliate sponsored investment products, which are unconsolidated VIEs, was $88.9 million and $95.7 million, respectively.  As of December 31,
2025 and March 31, 2026, including arrangements more fully described in Note 7, the Company’s maximum exposure to loss attributable to Affiliate sponsored investment products, which are unconsolidated VIEs, was $158.7 million and $158.9 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6.Debt
The following table presents the carrying value of the Company’s outstanding indebtedness and a reconciliation to Debt as presented on the Consolidated Balance Sheets:

	December 31, 2025	March 31, 2026
Senior bank debt	$—	$565.0
Senior notes	1,172.0	1,172.1
Junior subordinated notes	1,216.1	1,216.1
Junior convertible securities	340.6	—
Total carrying value	2,728.7	2,953.2
Debt issuance costs	(37.4)	(34.6)
Debt	$2,691.3	$2,918.6
The Company’s debt instruments are carried at amortized cost.  Unamortized discounts and debt issuance costs associated with its debt instruments, with the exception of the Company’s senior unsecured multicurrency revolving credit facility (the
“revolver”), are presented on the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.
Senior Bank Debt
As of March 31, 2026, the Company had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, the Company may increase the commitments under the revolver by up to an additional $500.0 million.  The
Company pays interest on any outstanding obligations under the revolver at a specified rate, currently based either on an applicable term-SOFR plus a SOFR adjustment of 0.10%, or prime rate, plus a marginal rate determined based on its credit rating.  As of December 31, 2025, the Company had no outstanding borrowings under the revolver.  As of March 31, 2026, the
Company had outstanding borrowings under the revolver of $565.0 million and the weighted-average interest rate on outstanding borrowings was 4.77%.
Senior Notes
As of March 31, 2026, the Company had senior notes outstanding.  The carrying values of the senior notes are accreted to their principal amount at maturity over the remaining life of the underlying instrument.  The principal terms of the senior notes outstanding as of March 31, 2026 are presented and described below:

	2030 Senior Notes	2034 Senior Notes	2036 Senior Notes
Issue date	June 2020	August 2024	December 2025
Maturity date	June 2030	August 2034	February 2036
Par value (in millions)	$350.0	$400.0	$425.0
Stated coupon	3.30%	5.50%	5.50%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
Call price	As defined	As defined	As defined
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
Junior Subordinated Notes
As of March 31, 2026, the Company had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

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
As of March 31, 2026, each of the 2059 and the 2060 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at the Company’s option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
The Company may, at its option, and subject to certain conditions and restrictions, defer interest payments subject to the terms of the junior subordinated notes.
Junior Convertible Securities
On December 8, 2025, the Company delivered notice that it had elected to redeem all of its outstanding 5.15% junior convertible trust preferred securities (the “junior convertible securities”) on December 29, 2025 (the “Redemption Date”), and
announced its intention to settle any and all conversion obligations in cash.  Substantially all holders of the junior convertible securities delivered requests to convert their securities prior to the Redemption Date.  On December 15, 2025 (the “Election
Date”), the Company made an irrevocable election to settle its conversion obligations in cash by reference to the daily volume weighted average price of the Company’s common stock during each applicable ten trading day conversion reference period.
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
In January 2026, the Company settled each of its applicable conversion obligations in cash for an aggregate amount of
$514.6 million which resulted in an incremental expense related to the forward sale contract of $9.3 million.  The junior convertible securities were considered contingent payment debt instruments under federal income tax regulations, which required the Company to deduct interest in an amount greater than its reported interest expense (“excess interest expense

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
deductions”).  As a result of the settlement of these securities, the Company incurred a current cash tax liability of approximately $56 million, reflective of the recapture of excess interest expense deductions.
Prior to their redemption by the Company or requests for conversion by the holders, as applicable and described above, the junior convertible securities bore interest at a rate of 5.15% per annum, which interest payments were payable quarterly in cash.
For the three months ended March 31, 2025, the Company recorded interest expense of $4.5 million in connection with the junior convertible securities, including contractual interest expense and amortization of debt issuance costs of $4.4 million and
$0.1 million, respectively.  For the three months ended March 31, 2025, the effective interest rate was 5.21%.
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
The Company has committed to co-invest in certain Affiliate sponsored investment products.  As of March 31, 2026, these unfunded commitments were $420.9 million and may be called in future periods.
As of March 31, 2026, the Company was contingently liable to make payments in connection with a consolidated Affiliate, which are included in Other liabilities. The Company is contingently liable to make maximum contingent payments of up to
$100.0 million ($24.9 million attributable to a co-investor).  The fair value of the contingent payment obligation was $0.0 million.  The final measurement date of the contingent payment obligation is in July 2026.
As of March 31, 2026, the Company was obligated to make deferred payments of $84.7 million related to certain of its investments in Affiliates accounted for under the equity method, of which $55.8 million is payable during the remainder of
2026 and $28.9 million is payable in 2027.  Deferred payment obligations are included in Other liabilities.
As of March 31, 2026, the Company was contingently liable to make payments of $577.3 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $0.0 million may become payable during the remainder of 2026, $366.3 million may become payable in 2027, $35.8 million may become payable in 2028, $40.3 million may become payable in each of 2029 and 2030, and $94.6 million may become payable in 2031.
As of March 31, 2026, the Company was committed to provide one of its Affiliates accounted for under the equity method a guarantee related to a credit facility used to fund a portion of the Affiliate’s commitments to certain of its investment products.  The Company believes the likelihood of being required to fund its guarantee under this arrangement to be remote.
The maximum amount of payments the Company could be required to make was $30.0 million and the fair value of the guarantee liability was $0.0 million.
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
8.Goodwill and Acquired Client Relationships
The following table presents the changes in the Company’s Goodwill:

Goodwill
Balance, as of December 31, 2025	$2,531.2
Foreign currency translation	(7.1)
Balance, as of March 31, 2026	$2,524.1

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the changes in the Company’s components of Acquired client relationships (net):

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Carrying Value
Balance, as of December 31, 2025	$1,267.4	$(1,112.4)	$155.0	$1,484.3	$1,639.3
Intangible amortization and impairments	—	(6.2)	(6.2)	(43.0)	(49.2)
Foreign currency translation	(4.5)	4.5	—	(4.4)	(4.4)
Balance, as of March 31, 2026	$1,262.9	$(1,114.1)	$148.8	$1,436.9	$1,585.7
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments in the
Consolidated Statements of Income for these relationships of $6.3 million and $6.2 million for three months ended March 31,
2025 and 2026, respectively. Based on relationships existing as of March 31, 2026, the Company estimates that its consolidated amortization expense will be approximately $20 million during the remainder of 2026, approximately $25 million in each of 2027 and 2028, approximately $15 million in 2029, and approximately $10 million in each of 2030 and 2031.
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
In the first quarter of 2026, the Company completed an impairment assessment of the indefinite-lived acquired client relationships for certain mutual fund assets, and determined that the fair value of an asset had declined below its carrying value.
Accordingly, the Company recorded an expense in Intangible amortization and impairments of $30.5 million attributable to the controlling interest ($43.0 million in aggregate) to reduce the carrying value of the asset to fair value.  The decline in the fair value was primarily the result of current and projected declines in assets under management and the related reduction in forecasted revenue associated with the asset.  The most relevant assumptions used in this analysis related to the projected trajectory of assets under management and associated revenue, as well as a discount rate of 10.5%.
9.Equity Method Investments in Affiliates
Certain of the Company’s investments in Affiliates are accounted for under the equity method.  The Company had 22 and
24 Affiliates accounted for under the equity method as of December 31, 2025 and March 31, 2026, respectively.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of the Affiliate’s revenue less agreed-upon expenses.  The partnership agreements generally do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.  The financial results of certain
Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
The Company has determined that one of its Affiliates accounted for under the equity method is significant under Rule
10-01(b)(1) of Regulation S-X.  For the three months ended March 31, 2025 and 2026, this Affiliate recognized revenue of
$189.3 million and $441.9 million, respectively, and net income of $82.0 million and $305.6 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the changes in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2025(1)	$2,870.4
Investments in Affiliates	246.9
Earnings, net of tax	182.0
Intangible amortization and impairments	(34.6)
Distributions of earnings	(295.8)
Foreign currency translation	(3.1)
Balance, as of March 31, 2026(1)	$2,965.8
_______________________
(1)Includes undistributed earnings of $280.4 million and $165.9 million as of December 31, 2025 and March 31, 2026, respectively.
In the first quarter of 2026, the Company completed its agreement with Brown Brothers Harriman (“BBH”) to acquire a minority equity interest in BBH Credit Partners, BBH’s taxable fixed income and credit franchise, its additional minority investment in Garda Capital Partners LP (“Garda”), a liquid alternatives manager specializing in fixed income relative value strategies and an Affiliate since 2019, and its minority investment in HighBrook Investors (“HighBrook”), a private markets manager specializing in real estate assets.  The majority of the consideration paid for Garda and a portion of the consideration paid for HighBrook will be deductible for U.S. tax purposes over a 15-year life.  Following the close of the transaction, the
Company’s investment in Garda continues to be accounted for under the equity method.  The Company’s preliminary purchase price allocations for each investment were measured using discounted cash flow analyses that included assumptions of expected market performance, net client cash flows, and discount rates.
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $18.6 million and $26.6 million for the three months ended March 31, 2025 and 2026, respectively.  Based on relationships existing as of March 31, 2026, the Company estimates the amortization expense attributable to its Affiliates will be approximately $85 million for the remainder of 2026, approximately $110 million in 2027, approximately $100 million in 2028, and approximately $85 million in each of 2029, 2030, and 2031.
In the first quarter of 2026, the Company recorded an $8.0 million expense to reduce the carrying value of an Affiliate to fair value based on market indicators that its fair value had declined below its carrying value.
10.Related Party Transactions
The Company has related party transactions in association with its deferred and contingent payment obligations, and
Affiliate equity transactions, as more fully described in Notes 7, 11, and 12.
From time to time, certain funds of the Company’s consolidated Affiliates may make tax distributions to partners subject to clawback.  The total receivable was $68.6 million and $75.5 million as of December 31, 2025 and March 31, 2026, respectively, and was included in Other assets on the Consolidated Balance Sheets.  The total payable was $99.3 million as of
December 31, 2025 and March 31, 2026, and was included in Other liabilities.  These amounts were primarily attributable to the non-controlling interests.
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $11.7 million and $10.4 million as of December 31, 2025 and March 31, 2026, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
11.Redeemable Non-Controlling Interests
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
The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2025(1)	$246.8
Increase attributable to consolidated Affiliate sponsored investment products	3.8
Transfers to Other liabilities	(11.3)
Changes in redemption value	24.7
Balance, as of March 31, 2026(1)	$264.0
___________________________
(1)As of December 31, 2025 and March 31, 2026, Redeemable non-controlling interests includes consolidated Affiliate sponsored investment products primarily attributable to third-party investors of $32.2 million and $36.0 million, respectively.
12.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s consolidated Affiliates generally pay quarterly distributions to Affiliate equity holders.  Distributions paid to non-controlling interest Affiliate equity holders were $87.0 million and $84.1 million for the three months ended March 31, 2025 and 2026, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals.  The Company has the right to settle a portion of these purchases in shares of its common stock.  For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements.  For the three months ended March 31, 2025 and 2026, the amount of cash paid for purchases was $29.8 million and $33.2 million, respectively.  For the three months ended March 31,
2025 and 2026, the total amount of cash received for issuances was $1.5 million and $3.9 million, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents Affiliate equity expense:

	For the Three Months Ended March 31,
	2025	2026
Controlling interest	$3.6	$38.2
Non-controlling interests	9.3	8.4
Total	$12.9	$46.6
The following table presents unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2025	$71.7	2 years	$159.5	5 years
March 31, 2026	91.7	2 years	159.6	5 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $4.7 million and $6.7 million as of December 31, 2025 and March 31, 2026, respectively, and was included in Other assets.  The total payable was $161.2 million and $194.2 million as of December 31, 2025 and March 31, 2026, respectively, and was included in Other liabilities.
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
table presents the cumulative effect that ownership changes had on the controlling interest’s equity related only to Affiliate equity transactions that occurred during the applicable periods:

	For the Three Months Ended March 31,
	2025	2026
Net income (controlling interest)	$72.4	$110.4
Increase (decrease) in controlling interest paid-in capital from Affiliate equity issuances	0.4	(0.5)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(12.0)	(16.2)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$60.8	$93.7
13.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended March 31,
	2025	2026
Share-based compensation expense	$10.8	$6.9
Tax benefit	1.1	1.1
As of December 31, 2025, the Company had unrecognized share-based compensation expense of $70.2 million.  As of
March 31, 2026, the Company had unrecognized share-based compensation expense of $73.2 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value Per Unit
Unvested units, as of December 31, 2025	1.0	$161.80
Units granted	0.1	299.17
Units vested	(0.2)	153.98
Units forfeited	(0.1)	170.21
Performance condition changes	—	—
Unvested units, as of March 31, 2026	0.8	$180.68
For the three months ended March 31, 2025 and 2026, the Company granted restricted stock units with fair values of $48.7 million and $28.9 million, respectively.  These restricted stock units were valued based on the closing price of the Company’s common stock on the grant date and the number of shares expected to vest.  Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions.  For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved.
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding, as of December 31, 2025	0.3	$92.73
Options granted	—	—
Options exercised	(0.1)	75.54
Options forfeited	—	—
Options expired	—	—
Performance condition changes	—	—
Unexercised options outstanding, as of March 31, 2026	0.2	$98.57	1.3
Exercisable at March 31, 2026	0.1	$85.64	0.7
The Company did not grant any stock options during the three months ended March 31, 2025 and 2026.  Stock options generally vest over a period of four years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level expected to be achieved.
14.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended March 31,
	2025	2026
Controlling interest(1)	$24.7	$45.7
Non-controlling interests	2.7	0.8
Income tax expense	$27.4	$46.5
Income before income taxes (controlling interest)	$97.1	$156.1
Effective tax rate (controlling interest)(2)	25.4%	29.3%
___________________________
(1)For the three months ended March 31, 2025 and 2026, income tax expense (controlling interest) included intangible-related deferred tax expense of $0.1 million and $6.3 million, respectively.
(2)Taxes attributable to the controlling interest divided by income before income taxes (controlling interest).
The Company’s effective tax rate (controlling interest) for the three months ended March 31, 2025 was higher than the marginal tax rate of 24.5%, primarily due to non-deductible compensation and uncertain tax positions.
The Company’s effective tax rate (controlling interest) for the three months ended March 31, 2026 was higher than the marginal tax rate of 24.5%, primarily due to expenses attributable to Affiliate equity awards for which no tax benefit was recorded, partially offset by tax windfalls attributable to share-based compensation.
The Company’s effective tax rate reflects the relative contributions of earnings in the jurisdictions in which the Company and its Affiliates operate and is impacted by changes in the jurisdictional mix of income before taxes.
15.Earnings Per Share
The calculation of Earnings per share (basic) is based on the weighted average number of shares of the Company’s common stock outstanding during the period.  Earnings per share (diluted) is similar to Earnings per share (basic), but adjusts for the dilutive effect of the potential issuance of incremental shares of the Company’s common stock.
The following is a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share available to common stockholders:

	For the Three Months Ended March 31,
	2025	2026
Numerator
Net income (controlling interest)	$72.4	$110.4
Loss from hypothetical settlement of Redeemable non-controlling interests, net of taxes	(3.9)	(5.1)
Interest expense on junior convertible securities, net of taxes	3.4	—
Net income (controlling interest), as adjusted	$71.9	$105.3
Denominator
Average shares outstanding (basic)	29.2	26.8
Effect of dilutive instruments:
Stock options and restricted stock units	1.3	0.5
Hypothetical issuance of shares to settle Redeemable non-controlling interests	0.4	0.2
Assumed issuance of junior convertible securities shares	1.7	—
Average shares outstanding (diluted)	32.6	27.5

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended March 31,
	2025	2026
Stock options and restricted stock units	0.3	0.1
Shares issuable to settle Redeemable non-controlling interests	2.9	1.3
For the three months ended March 31, 2026, under its authorized share repurchase programs, the Company repurchased 0.6 million shares of its common stock at an average price per share of $307.01.
16.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income:

	For the Three Months Ended March 31,
	2025			2026
	Pre-Tax	Tax Benefit	Net of Tax	Pre-Tax	Tax Expense	Net of Tax
Foreign currency translation loss	$(11.3)	$5.6	$(5.7)	$(15.7)	$(0.2)	$(15.9)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.5	—	0.5	0.5	—	0.5
Change in net unrealized gain (loss) on available-for-sale debt securities	0.4	—	0.4	—	—	—
Other comprehensive loss	$(10.4)	$5.6	$(4.8)	$(15.2)	$(0.2)	$(15.4)
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2025	$(183.6)	$(0.5)	$(184.1)
Other comprehensive income (loss) before reclassifications	(15.9)	1.0	(14.9)
Amounts reclassified	—	(0.5)	(0.5)
Net other comprehensive income (loss)	(15.9)	0.5	(15.4)
Balance, as of March 31, 2026	$(199.5)	$0.0	$(199.5)
17.Segment Information
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
Certain matters discussed in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange
Commission, in our press releases, and in oral statements made with the approval of an executive officer may constitute
“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements, and may be prefaced with words such as
“outlook,” “guidance,” “believes,” “expects,” “potential,” “preliminary,” “continues,” “may,” “will,” “should,” “seeks,”
“approximately,” “predicts,” “projects,” “positioned,” “prospects,” “intends,” “plans,” “estimates,” “pending investments,” “anticipates,” or the negative version of these words or other comparable words.  Such statements are subject to certain risks and uncertainties, including, among others, the factors discussed under the caption “Item 1A. Risk Factors” in our
Annual Report on Form 10-K for the year ended December 31, 2025, and from time to time, as applicable, our Quarterly
Reports on Form 10-Q .  These factors (among others) could affect our financial condition, business activities, results of operations, cash flows, or overall financial performance and cause actual results and business activities to differ materially from historical periods and those presently anticipated and projected.  Forward-looking statements speak only as of the date they are made, and we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated.  In that respect, we caution readers not to place undue reliance on any such forward-looking statements.
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
Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including access to growth capital, product strategy and development, capital formation capabilities, incentive alignment and succession planning, and strategic advisory to expand their reach, diversify their business, and enhance their long-term success.  As of
March 31, 2026, our aggregate assets under management were approximately $882 billion across a diverse range of private markets, liquid alternative, and differentiated long-only investment strategies.
In the first quarter of 2026, we completed our agreement with Brown Brothers Harriman (“BBH”) to acquire a minority equity interest in BBH Credit Partners, BBH’s taxable fixed income and credit franchise, our additional minority investment in Garda Capital Partners LP (“Garda”), a liquid alternatives manager specializing in fixed income relative value strategies and an Affiliate since 2019, and our minority investment in HighBrook Investors (“HighBrook”), a private markets manager specializing in real estate assets.  Following the close of the transactions, Affiliate management continues to hold a majority of the equity of the respective businesses and directs the day-to-day operations, and, with respect to Garda, our investment continues to be accounted for under the equity method.
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

The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended March 31,
(in billions, except as noted)	2025	2026	% Change
Assets under management	$712.2	$882.0	24%
Average assets under management	712.1	881.7	24%
Aggregate fees (in millions)	1,270.4	1,909.9	50%
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
Assets Under Management
Our Affiliates manage capital on behalf of clients across a diverse range of investment strategies.  Our Affiliates earn asset-
based fees on the capital that they manage and certain of our Affiliate’s strategies earn performance-based fees based on the performance generated by their investment products.  For the three months ended March 31, 2026, assets under management increased $68.7 billion or 8.4% driven by net client cash inflows and the addition of assets associated with new partnerships.
We continue to see client demand for alternative strategies with broad-based demand for our Affiliates’ liquid alternative and private markets strategies generating strong net inflows in the quarter, while our equity strategies experienced net outflows in line with trends across the industry. As we continue to execute our growth strategy by investing in new and existing Affiliates, as well as in AMG’s strategic capabilities, we expect our business mix to further evolve, expanding our exposure to in-demand strategies in both private markets and liquid alternatives, better positioning AMG to continue to benefit from industry growth trends with an increasingly diversified business profile.

The following table presents changes in our assets under management by strategy for the three months ended March 31,
2026:

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities	Multi-Asset & Fixed Income	Total
December 31, 2025	$146.0	$227.2	$312.1	$128.0	$813.3
Client cash inflows and commitments	4.3	30.9	15.0	12.5	62.7
Client cash outflows	(0.1)	(6.3)	(24.1)	(9.7)	(40.2)
Net client cash flows	4.2	24.6	(9.1)	2.8	22.5
New investments(1)	2.6	10.1	—	47.1	59.8
Market changes	(0.4)	(1.0)	(3.4)	(1.1)	(5.9)
Foreign exchange(2)	(0.3)	(1.0)	(1.7)	(0.4)	(3.4)
Realizations and distributions (net)	(1.8)	(0.0)	(0.0)	(0.2)	(2.0)
Other(3)	(2.3)	1.6	(0.1)	(1.5)	(2.3)
March 31, 2026	$148.0	$261.5	$297.8	$174.7	$882.0
_________________________
(1)Attributable to BBH Credit Partners and HighBrook as of their respective closing dates.
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes product transitions and reclassifications.
The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(2)	17%	84%	86%

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(3)	29%	92%	92%	92%
Equities(3)	34%	41%	43%	59%
Multi-asset and fixed income(4)	20%	N/A	N/A	N/A
___________________________
(1)Past performance is not indicative of future results.  Performance and AUM information is as of March 31, 2026 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally recognized less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of March 31, 2026, approximately 27% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 12% and 40%
of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.  We anticipate performance-based fees will be a recurring component of our aggregate fees; however we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominately earned by our
Affiliates accounted for under the equity method.
Aggregate fees were $1,909.9 million for the three months ended March 31, 2026, an increase of $639.5 million or 50% as compared to the three months ended March 31, 2025.  The increase in aggregate fees was due to a $400.5 million or 31%
increase from asset-based fees and a $239.0 million or 19% increase from performance-based fees, primarily in liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our Affiliates’ average assets under management, primarily in liquid alternative and multi-asset and fixed income strategies, including the impact of our investments in new Affiliates, and changes in the composition of our assets under management, including net client cash flows from our Affiliates managing alternative strategies, which typically have higher fee rates.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended March 31,
(in millions)	2025	2026	% Change
Net income	$99.2	$146.4	48%
Net income (controlling interest)	72.4	110.4	52%
Adjusted EBITDA (controlling interest)(1)	228.2	317.3	39%
Economic net income (controlling interest)(1)	158.7	224.6	42%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Net income (controlling interest) increased $38.0 million or 52% for the three months ended March 31, 2026.  This increase was primarily due to a $72.1 million increase in Equity method income (net) and a $32.7 million decrease in Intangible amortization and impairments attributable to the controlling interest, partially offset by a $34.6 million increase in Affiliate equity expense attributable to the controlling interest and a $21.0 million increase in Income tax expense attributable to the controlling interest.
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management.
Our Adjusted EBITDA (controlling interest) increased $89.1 million or 39% for the three months ended March 31, 2026, primarily due to a $639.5 million or 50% increase in aggregate fees.  Adjusted EBITDA (controlling interest) increased less than aggregate fees on a percentage basis primarily due to an increase in earnings at certain Affiliates, many of which manage alternative strategies and are accounted for under the equity method, and therefore we own less of an economic interest.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods.  For the three months ended March 31, 2026, our Economic net income (controlling interest) increased $65.9 million or 42%, primarily due to an $89.1 million or 39% increase in Adjusted
EBITDA (controlling interest).
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
Consolidated Revenue
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Three Months Ended March 31,
(in millions, except as noted)	2025	2026	% Change
Consolidated Affiliate average assets under management (in billions)	$396.5	$427.5	8%
Consolidated revenue	$496.6	$544.9	10%
Consolidated revenue increased $48.3 million or 10% for the three months ended March 31, 2026, due to a $54.9 million or
11% increase from asset-based fees, partially offset by a $6.6 million or 1% decrease from performance-based fees, primarily in private markets strategies.  The increase in asset-based fees was principally due to an increase in our consolidated Affiliates’
average assets under management, primarily in private markets and multi-asset and fixed income strategies, and changes in the composition of our assets under management.
Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Three Months Ended March 31,
			% Change
(in millions)	2025	2026
Compensation and related expenses	$230.3	$287.1	25%
Selling, general and administrative	94.7	107.4	13%
Intangible amortization and impairments	83.3	49.2	(41)%
Interest expense	34.1	38.4	13%
Depreciation and other amortization	2.8	2.5	(11)%
Other expenses (net)	11.7	21.3	82%
Total consolidated expenses	$456.9	$505.9	11%
Compensation and related expenses increased $56.8 million or 25% for the three months ended March 31, 2026, primarily due to a $33.7 million increase in Affiliate equity expense and a $27.0 million increase in compensation accruals, partially offset by a $3.9 million decrease in share-based compensation.

Selling, general and administrative expenses increased $12.7 million or 13% for the three months ended March 31, 2026, primarily due to a $7.1 million increase in distribution and investment-related expenses, principally as a result of the increase in average assets under management on which these expenses are incurred, and a $5.6 million increase in professional fees.
Intangible amortization and impairments decreased $34.1 million or 41% for the three months ended March 31, 2026, primarily due to a $34.0 million decrease in expenses to reduce the carrying value of indefinite-lived acquired client relationships for certain mutual fund assets to fair value.
Interest expense increased $4.3 million or 13% for the three months ended March 31, 2026, primarily due to a $6.0 million increase from our 5.50% senior unsecured notes issued in December 2025 (the “2036 senior notes”) and a $5.8 million increase from borrowings under our senior unsecured multicurrency revolving credit facility (the “revolver”).  These increases were partially offset by a $4.4 million decrease due to the repayment of our junior convertible trust preferred securities in January
2026 and a $3.2 million decrease due to the maturity of our 3.50% senior notes in August 2025.
There were no significant changes to Depreciation and other amortization for the three months ended March 31, 2026.
Other expenses (net) increased $9.6 million or 82% for the three months ended March 31, 2026, primarily due to a $9.3 million increase in expenses related to the settlement of conversions with respect to our former junior convertible securities.
See Note 6 of our Consolidated Financial Statements.
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

	For the Three Months Ended March 31,
(in millions, except as noted)	2025	2026	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$315.6	$454.2	44%
Equity method revenue, net	$773.8	$1,365.0	76%

Financial Performance Measures
Pre-tax equity method earnings	$99.5	$186.2	87%
Equity method intangible amortization	(18.6)	(26.6)	43%
Equity method intangible impairments	—	(8.0)	N.M.(1)
Equity method income tax	(5.6)	(4.2)	(25)%
Equity method income (net)	$75.3	$147.4	96%
___________________________
(1)Percent change is not meaningful.
Equity method revenue, net increased $591.2 million or 76% for the three months ended March 31, 2026, due to a $345.6 million or 44% increase from asset-based fees and a $245.6 million or 32% increase from performance-based fees, primarily in liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliates’
average assets under management, primarily in liquid alternative and multi-asset and fixed income strategies, including the impact of our investments in new Affiliates, and changes in the composition of our assets under management, including net client cash flows from our equity method Affiliates managing alternative strategies, which typically have higher fee rates.

Pre-tax equity method earnings increased $86.7 million or 87% for the three months ended March 31, 2026, primarily due to a $591.2 million or 76% increase in equity method revenue, net.  Pre-tax equity method earnings increased more than equity method revenue, net on a percentage basis primarily due to margin expansion at certain Affiliates.
Equity method intangible amortization increased $8.0 million or 43% for the three months ended March 31, 2026, primarily due to a $10.8 million increase in amortization expense due to investments in new Affiliates, partially offset by a $1.1 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Equity method intangible impairments increased $8.0 million for the three months ended March 31, 2026.  See Note 9 of our Consolidated Financial Statements.
There were no significant changes to equity method income tax for the three months ended March 31, 2026.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended March 31,
(in millions)	2025	2026	% Change
Investment and other income	$11.6	$6.5	(44)%
Investment and other income decreased $5.1 million or 44% for the three months ended March 31, 2026, primarily due to a
$5.8 million decrease in interest income.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended March 31,
(in millions)	2025	2026	% Change
Income tax expense	$27.4	$46.5	70%
Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
Income tax expense increased $19.1 million or 70% for the three months ended March 31, 2026.  Our effective tax rate
(controlling interest) for the three months ended March 31, 2026 was 29.3% as compared to 25.4% for the three months ended
March 31, 2025.  The increase in the effective tax rate (controlling interest) was primarily due to expenses attributable to
Affiliate equity awards for which no tax benefit was recorded, partially offset by higher tax windfalls attributable to share-based compensation for the three months ended March 31, 2026.
Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended March 31,
(in millions)	2025	2026	% Change
Net income	$99.2	$146.4	48%
Net income (non-controlling interests)	26.8	36.0	34%
Net income (controlling interest)	72.4	110.4	52%
Net income (controlling interest) increased $38.0 million or 52% for the three months ended March 31, 2026, primarily due to an increase in Equity method income (net) and a decrease in Intangible amortization and impairments attributable to the controlling interest, partially offset by increases in Affiliate equity expense attributable to the controlling interest and Income tax expense attributable to the controlling interest.

Supplemental Financial Performance Measures
As supplemental information to our GAAP performance measures, including Net income (see Note 17 of our Consolidated
Financial Statements), we provide non-GAAP performance measures of Adjusted EBITDA (controlling interest), Economic net income (controlling interest), and Economic earnings per share.  We believe that many investors use our Adjusted EBITDA
(controlling interest) when comparing our financial performance to other companies in the investment management industry.
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

	For the Three Months Ended March 31,
(in millions)	2025	2026
Net income (controlling interest)	$72.4	$110.4
Interest expense	34.1	38.3
Income taxes(1)	30.3	49.9
Intangible amortization and impairments(2)	85.8	69.1
Other items(3)	5.6	49.6
Adjusted EBITDA (controlling interest)	$228.2	$317.3
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
these Affiliates’ amortization and impairments is included in Equity method income (net).  The following table presents the
Intangible amortization and impairments shown above:

	For the Three Months Ended March 31,
(in millions)	2025	2026
Consolidated intangible amortization and impairments	$83.3	$49.2
Consolidated intangible amortization and impairments (non-controlling interests)	(16.1)	(14.7)
Equity method intangible amortization and impairments	18.6	34.6
Total	$85.8	$69.1
(3)Other items include certain non-income based taxes, depreciation, and non-cash items such as certain Affiliate equity-
related activities, gains and losses on our contingent payment obligations, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the three months ended March 31, 2026, the increase in other items was predominantly the result of Affiliate equity-related activities.

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
Economic earnings per share represents Economic net income (controlling interest) divided by the Average shares outstanding (adjusted diluted).  In this calculation, we exclude the potential shares issued upon settlement of Redeemable non-
controlling interests from Average shares outstanding (adjusted diluted) because we intend to settle those obligations without issuing shares, consistent with all prior Affiliate equity purchase transactions.  The potential share issuance in connection with our former junior convertible securities is measured using a “treasury stock” method.  Under this method, only the net number of shares of common stock equal to the value of the junior convertible securities in excess of par, if any, are deemed to be outstanding.  We believe the inclusion of net shares under a treasury stock method best reflects the benefit of the increase in available capital resources (which could be used to repurchase shares of our common stock) that occurs when these securities are converted and we are relieved of our debt obligation.
The following table presents a reconciliation of Net income (controlling interest) to Economic net income (controlling interest) and Economic earnings per share:

	For the Three Months Ended March 31,
(in millions, except per share data)	2025	2026
Net income (controlling interest)	$72.4	$110.4
Intangible amortization and impairments(1)	85.8	69.1
Intangible-related deferred taxes(2)	(0.7)	4.6
Other economic items(3)	1.2	40.5
Economic net income (controlling interest)	$158.7	$224.6
Average shares outstanding (diluted)	32.6	27.5
Hypothetical issuance of shares to settle Redeemable non-controlling interests	(0.4)	(0.2)
Assumed issuance of junior convertible securities shares	(1.7)	—
Dilutive impact of junior convertible securities shares	—	—
Average shares outstanding (adjusted diluted)	30.5	27.3
Economic earnings per share	$5.20	$8.23
___________________________
(1)See note (2) to the table in “Adjusted EBITDA (controlling interest).”
(2)Includes equity method deferred taxes.
(3)Other economic items include certain Affiliate equity-related activities, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the three months ended March 31, 2026, the increase in other economic items was predominantly the result of Affiliate equity-related activities.
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

Cash and cash equivalents were $376.1 million as of March 31, 2026 and were attributable to both our controlling and the non-controlling interests.  In the three months ended March 31, 2026, we met our cash requirements primarily through cash generated by operating activities and senior bank debt borrowings.  Our principal uses of cash in the three months ended
March 31, 2026 were for investments in new Affiliates, settlement of each of our conversion obligations with respect to our former junior convertible securities, the return of excess capital through share repurchases, distributions to Affiliate equity holders, and repayment of debt.
We expect investments in new Affiliates, investments in existing Affiliates, primarily through purchases of Affiliate equity interests and general partner and seed capital investments, the return of capital through share repurchases and the payment of cash dividends on our common stock, repayment of debt, distributions to Affiliate equity holders, payment of income taxes, and general working capital to be the primary uses of cash on a consolidated basis for the foreseeable future.  We anticipate that our current cash balance, cash flows from operations, and borrowings under the revolver will be sufficient to support our uses of cash for the foreseeable future.  In addition, we may draw funding from the debt and equity capital markets, and our credit ratings, among other factors, allow us to access these sources of funding on favorable terms.
The following table presents operating, investing, and financing cash flow activities:

	For the Three Months Ended March 31,
(in millions)	2025	2026
Operating cash flow	$208.9	$299.3
Investing cash flow	(35.6)	(229.0)
Financing cash flow	(316.9)	(277.3)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the three months ended March 31, 2026, Cash flows from operating activities were $299.3 million, primarily from distributions of earnings received from equity method investments of $294.4 million and Net income of $146.4 million adjusted for non-cash items of $74.2 million.  These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $63.3 million.  For the three months ended
March 31, 2026, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the three months ended March 31, 2026, Cash flows used in investing activities were $229.0 million, primarily due to
$242.3 million of investments in Affiliates and $18.6 million of purchases of investment securities.  These items were partially offset by $35.7 million of maturities and sales of investment securities.  For the three months ended March 31, 2026, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the three months ended March 31, 2026, Cash flows used in financing activities were $277.3 million, primarily due to the settlement of junior convertible securities of $514.6 million, $185.1 million of repurchases of common stock, net,
$84.1 million of distributions to non-controlling interests, repayment of senior bank debt borrowings of $60.0 million, $35.2 million of taxes paid on shares withheld for share-based awards, and $29.3 million of Affiliate equity purchases, net of issuances.  These items were partially offset by senior bank debt borrowings of $625.0 million.  For the three months ended
March 31, 2026, financing cash flows were primarily attributable to the controlling interest.
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

As of March 31, 2026, the current redemption value of Affiliate equity interests was $458.2 million, of which $264.0 million was presented as Redeemable non-controlling interests (including $36.0 million of consolidated Affiliate sponsored investment products primarily attributable to third-party investors), and $194.2 million was included in Other liabilities on the
Consolidated Balance Sheets.  Although the timing and amounts of these purchases are difficult to predict, we paid $33.2 million for Affiliate equity purchases and received $3.9 million for Affiliate equity issuances during the three months ended
March 31, 2026, and we expect net purchases of approximately $65 million of Affiliate equity during the remainder of 2026.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 11 and 12 of our Consolidated Financial Statements.
Share Repurchases
Our Board of Directors authorized share repurchase programs in July 2024 and January 2026 to repurchase up to 5.4 million and 4.2 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  During the three months ended March 31, 2026, we repurchased
0.6 million shares of our common stock at an average price per share of $307.01.  As of March 31, 2026, there were a total of
5.6 million shares available for repurchase under our share repurchase programs.
Debt
The following table presents the carrying value of our outstanding indebtedness and a reconciliation to Debt as presented on our Consolidated Balance Sheets:

(in millions)	December 31, 2025	March 31, 2026
Senior bank debt	$—	$565.0
Senior notes	1,172.0	1,172.1
Junior subordinated notes	1,216.1	1,216.1
Junior convertible securities	340.6	—
Total carrying value	2,728.7	2,953.2
Debt issuance costs	(37.4)	(34.6)
Debt	$2,691.3	$2,918.6
As of March 31, 2026 , the weighted average maturity of our outstanding senior and junior subordinated notes is 22 years, all of which is maturing in 2030 and beyond.  Our nearest term maturity with respect to our senior and junior subordinated notes relates to our $350.0 million senior notes due June 2030 (the “2030 senior notes”).  See Note 6 of our Consolidated
Financial Statements.
Senior Bank Debt
As of March 31, 2026, we had a $1.25 billion revolver which matures on November 15, 2029.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $500.0 million.
As of March 31, 2026, we had outstanding borrowings under the revolver of $565.0 million, and we could borrow all remaining capacity and maintain compliance with all of the terms of the revolver.

Senior Notes
As of March 31, 2026, we had senior notes outstanding, the respective principal terms of which are presented and described below:

	2030 Senior Notes	2034 Senior Notes	2036 Senior Notes
Issue date	June 2020	August 2024	December 2025
Maturity date	June 2030	August 2034	February 2036
Par value (in millions)	$350.0	$400.0	$425.0
Stated coupon	3.30%	5.50%	5.50%
Coupon frequency	Semi-annually	Semi-annually	Semi-annually
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
Junior Subordinated Notes
As of March 31, 2026, we had junior subordinated notes outstanding, the respective principal terms of which are presented
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
As of March 31, 2026, each of the 2059 and the 2060 junior subordinated notes could be redeemed at any time, in whole or in part.  The other junior subordinated notes may be redeemed at any time, in whole or in part, on or after September 30, 2026, in the case of the 2061 junior subordinated notes, and on or after March 30, 2029, in the case of the 2064 junior subordinated notes.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to the applicable redemption date, at our option, the applicable junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the applicable notes.
Junior Convertible Securities
On December 8, 2025, we delivered notice that we had elected to redeem all of our outstanding 5.15% junior convertible trust preferred securities (the “junior convertible securities”) on December 29, 2025 (the “Redemption Date”), and announced our intention to settle any and all conversion obligations in cash.  Substantially all holders of the junior convertible securities delivered requests to convert their securities prior to the Redemption Date.  On December 15, 2025 (the “Election Date”), we
made an irrevocable election to settle our conversion obligations in cash by reference to the daily volume weighted average price of our common stock during each applicable ten trading day conversion reference period.  These conversions resulted in a settlement value in excess of the associated carrying value (the “conversion premium”).  As of December 31, 2025, the conversion premium of $155.5 million was recorded within Other liabilities, with a corresponding reduction to Additional paid-
in capital.  In addition, the conversion resulted in a reduction to Deferred tax liability (net) on the Consolidated Balance Sheets of $38.9 million, with a corresponding increase to Additional paid-in capital.  Our election to settle each applicable conversion premium in cash using a ten-day reference period was accounted for as a forward sale contract, which resulted in a $9.2 million expense recorded in Other expenses (net), in the fourth quarter of 2025.
On the Redemption Date, we redeemed $1.1 million of junior convertible securities which were not converted, reflecting the principal amount of the redeemed securities, plus accrued and unpaid interest, up to, but not including, the Redemption
Date.
In January 2026, we settled each of our applicable conversion obligations in cash for an aggregate amount of
$514.6 million which resulted in an incremental expense related to the forward sale contract of $9.3 million.  The junior convertible securities were considered contingent payment debt instruments under federal income tax regulations, which required us to deduct interest in an amount greater than our reported interest expense (“excess interest expense deductions”).
As a result of the settlement of these securities, we incurred a current cash tax liability of approximately $56 million, reflective of the recapture of excess interest expense deductions.
Prior to their redemption or requests for conversion by the holders, as applicable and described above, the junior convertible securities bore interest at a rate of 5.15% per annum, which interest payments were payable quarterly in cash.
Equity Distribution Program
In the first quarter of 2025, we entered into an equity distribution agreement and forward sale agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced our prior equity distribution program.  As of March 31, 2026, no sales had occurred under the equity distribution program.
Commitments
See Note 7 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 4 and 7 of our Consolidated Financial Statements.
Leases
As of March 31, 2026, our lease obligations were $21.8 million for the remainder of 2026, $61.4 million from 2027 through 2028, $56.2 million from 2029 through 2030, and $60.7 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $3.3 million for the remainder of 2026, $6.7 million from 2027 through 2028, $6.5 million from 2029 through 2030, and $11.0 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2025 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and
Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the three months ended March 31, 2026.  Please refer to Item 7A of our 2025 Annual Report on Form 10-K.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
January 1-31, 2026	218,193	$315.95	218,193	$315.95	5,984,760
February 1-28, 2026	276,773	310.57	276,773	310.57	5,707,987
March 1-31, 2026	109,871	280.31	109,871	280.31	5,598,116
Total	604,837	$307.01	604,837	$307.01
___________________________
(1)Includes shares surrendered to the Company in connection with certain stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in July 2024 and January 2026 to repurchase up to 5.4 million and 4.2 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of March 31, 2026, there were a total of 5.6 million shares available for repurchase under our share repurchase programs.
Item 6.Exhibits
The exhibits are listed on the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Separation and Release Agreement, dated as of February 10, 2026, between the Registrant and Thomas M. Wojcik*
31.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Registrant’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Registrant’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2026 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) the
Consolidated Statements of Income for the three-month periods ended March 31, 2026 and 2025, (ii) the
Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2026 and 2025,
(iii) the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (iv) the Consolidated
Statements of Changes in Equity for the three-month periods ended March 31, 2026 and 2025, (v) the
Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2026 and 2025, and (vi) the
Notes to the Consolidated Financial Statements

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

†            Indicates a management contract or compensatory plan
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
May 7, 2026	/s/ DAVA E. RITCHEA
Dava E. Ritchea on behalf of the Registrant as Chief Financial Officer (and also as Principal Financial and Principal Accounting Officer)