Form 10-Q
period 2026-09-30
AFFILIATED MANAGERS GROUP, INC.
filed 2026-11-09
CIK 1004434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
There were 24,688,879 shares of the registrant’s common stock outstanding on November 5, 2026.

FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1.Financial Statements
AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Consolidated revenue	$528.0	$595.2	$1,517.8	$1,780.8

Consolidated expenses:
Compensation and related expenses	253.5	269.7	747.6	872.9
Selling, general and administrative	100.5	120.7	290.8	335.5
Intangible amortization and impairments	6.3	7.5	96.0	63.9
Interest expense	33.2	40.7	101.8	119.6
Depreciation and other amortization	2.6	1.5	7.9	6.2
Other expenses (net)	13.1	11.9	34.7	46.6
Total consolidated expenses	409.2	452.0	1,278.8	1,444.7

Equity method income (net)	88.5	159.2	229.5	431.5
Affiliate transaction gains (Notes 8 and 9)	127.6	—	127.6	14.6
Investment and other income	27.6	20.8	64.7	41.2
Income before income taxes	362.5	323.2	660.8	823.4

Income tax expense	71.6	78.9	134.7	195.4
Net income	290.9	244.3	526.1	628.0

Net income (non-controlling interests)	(78.5)	(71.0)	(157.1)	(158.4)
Net income (controlling interest)	$212.4	$173.3	$369.0	$469.6

Average shares outstanding (basic)	28.4	25.7	28.7	26.3
Average shares outstanding (diluted)	32.9	26.1	33.0	26.8

Earnings per share (basic)	$7.47	$6.74	$12.85	$17.88
Earnings per share (diluted)	$6.87	$6.64	$11.83	$17.38
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Net income	$290.9	$244.3	$526.1	$628.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	11.0	(4.0)	68.7	(32.0)
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.5)	(0.0)	0.3	0.7
Change in net unrealized gain (loss) on available-for-sale debt securities	—	—	0.4	—
Other comprehensive income (loss), net of tax	10.5	(4.0)	69.4	(31.3)
Comprehensive income	301.4	240.3	595.5	596.7
Comprehensive income (non-controlling interests)	(72.6)	(70.5)	(171.5)	(152.8)
Comprehensive income (controlling interest)	$228.8	$169.8	$424.0	$443.9
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	December 31, 2025	September 30, 2026
Assets
Cash and cash equivalents	$586.0	$436.1
Receivables	496.2	941.0
Investments	711.6	787.7
Goodwill	2,531.2	2,511.2
Acquired client relationships (net)	1,639.3	1,570.2
Equity method investments in Affiliates (net)	2,870.4	2,980.4
Fixed assets (net)	54.4	53.4
Other assets	318.3	325.6
Total assets	$9,207.4	$9,605.6
Liabilities and Equity
Payables and accrued liabilities	$806.9	$1,149.8
Debt	2,691.3	3,179.4
Deferred tax liability (net)	533.1	502.7
Other liabilities	754.0	788.6
Total liabilities	4,785.3	5,620.5
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	246.8	277.5
Equity:
Common stock ($0.01 par value, 153.0 shares authorized; 58.5 shares issued as of December 31, 2025 and September 30, 2026)	0.6	0.6
Additional paid-in capital	616.1	530.6
Accumulated other comprehensive loss	(106.8)	(132.5)
Retained earnings	7,615.4	8,084.2
	8,125.3	8,482.9
Less: Treasury stock, at cost (31.5 shares and 33.6 shares as of December 31, 2025 and September 30, 2026, respectively)	(4,886.9)	(5,678.1)
Total stockholders' equity	3,238.4	2,804.8
Non-controlling interests	936.9	902.8
Total equity	4,175.3	3,707.6
Total liabilities and equity	$9,207.4	$9,605.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)
(unaudited)

Three Months Ended September 30, 2025	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2025	$0.6	$701.2	$(125.0)	$7,055.9	$(4,394.0)	$900.0	$4,138.7
Net income	—	—	—	212.4	—	78.5	290.9
Other comprehensive income (loss), net of tax	—	—	16.4	—	—	(5.9)	10.5
Share-based compensation	—	12.5	—	—	—	—	12.5
Common stock issued under share-based incentive plans	—	(1.5)	—	—	(60.3)	—	(61.8)
Share repurchases, inclusive of excise tax	—	—	—	—	(76.9)	—	(76.9)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity-related activities:
Affiliate equity expense	—	22.2	—	—	—	4.6	26.8
Issuances	—	(4.5)	—	—	—	6.0	1.5
Purchases	—	21.3	—	—	—	—	21.3
Changes in redemption value of Redeemable non- controlling interests	—	(36.6)	—	—	—	—	(36.6)
Capital contributions and other	—	—	—	—	—	(4.3)	(4.3)
Distributions to non-controlling interests	—	—	—	—	—	(55.8)	(55.8)
September 30, 2025	$0.6	$714.6	$(108.6)	$7,268.0	$(4,531.2)	$923.1	$4,266.5

Three Months Ended September 30, 2026	Total Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
June 30, 2026	$0.6	$530.2	$(129.0)	$7,911.2	$(5,275.0)	$895.7	$3,933.7
Net income	—	—	—	173.3	—	71.0	244.3
Other comprehensive loss, net of tax	—	—	(3.5)	—	—	(0.5)	(4.0)
Share-based compensation	—	10.9	—	—	—	—	10.9
Common stock issued under share-based incentive plans	—	(0.8)	—	—	0.9	—	0.1
Share repurchases, inclusive of excise tax	—	—	—	—	(404.0)	—	(404.0)
Dividends ($0.01 per share)	—	—	—	(0.3)	—	—	(0.3)
Affiliate equity-related activities:
Affiliate equity expense	—	1.8	—	—	—	6.3	8.1
Issuances	—	(2.8)	—	—	—	3.4	0.6
Purchases	—	5.1	—	—	—	(2.1)	3.0
Changes in redemption value of Redeemable non- controlling interests	—	(13.8)	—	—	—	—	(13.8)
Capital contributions and other	—	—	—	—	—	(5.0)	(5.0)
Distributions to non-controlling interests	—	—	—	—	—	(66.0)	(66.0)
September 30, 2026	$0.6	$530.6	$(132.5)	$8,084.2	$(5,678.1)	$902.8	$3,707.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in millions, except dividends per share)
(unaudited)

Nine Months Ended September 30, 2025	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2024	$0.6	$733.1	$(163.6)	$6,899.8	$(4,124.6)	$952.9	$4,298.2
Net income	—	—	—	369.0	—	157.1	526.1
Other comprehensive income, net of tax	—	—	55.0	—	—	14.4	69.4
Share-based compensation	—	34.3	—	—	—	—	34.3
Common stock issued under share-based incentive plans	—	(48.5)	—	—	(54.5)	—	(103.0)
Share repurchases, inclusive of excise tax	—	—	—	—	(352.1)	—	(352.1)
Dividends ($0.03 per share)	—	—	—	(0.8)	—	—	(0.8)
Affiliate equity-related activities:
Affiliate equity expense	—	26.0	—	—	—	23.1	49.1
Issuances	—	(6.5)	—	—	—	10.0	3.5
Purchases	—	57.0	—	—	—	(74.4)	(17.4)
Changes in redemption value of Redeemable non- controlling interests	—	(80.8)	—	—	—	—	(80.8)
Transfers from Redeemable non-controlling interests	—	—	—	—	—	53.0	53.0
Capital contributions and other	—	—	—	—	—	(7.5)	(7.5)
Distributions to non-controlling interests	—	—	—	—	—	(205.5)	(205.5)
September 30, 2025	$0.6	$714.6	$(108.6)	$7,268.0	$(4,531.2)	$923.1	$4,266.5

Nine Months Ended September 30, 2026	Total Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock at Cost	Non- controlling Interests	Total Equity
December 31, 2025	$0.6	$616.1	$(106.8)	$7,615.4	$(4,886.9)	$936.9	$4,175.3
Net income	—	—	—	469.6	—	158.4	628.0
Other comprehensive loss, net of tax	—	—	(25.7)	—	—	(5.6)	(31.3)
Share-based compensation	—	28.0	—	—	—	—	28.0
Common stock issued under share-based incentive plans	—	(36.6)	—	—	(9.2)	—	(45.8)
Conversion premium on junior convertible securities	—	0.5	—	—	—	—	0.5
Share repurchases, inclusive of excise tax	—	—	—	—	(782.0)	—	(782.0)
Dividends ($0.03 per share)	—	—	—	(0.8)	—	—	(0.8)
Affiliate equity-related activities:
Affiliate equity expense	—	7.2	—	—	—	24.6	31.8
Issuances	—	(11.5)	—	—	—	19.2	7.7
Purchases	—	(10.7)	—	—	—	(5.9)	(16.6)
Changes in redemption value of Redeemable non- controlling interests	—	(62.4)	—	—	—	—	(62.4)
Capital contributions and other	—	—	—	—	—	(10.3)	(10.3)
Distributions to non-controlling interests	—	—	—	—	—	(212.3)	(212.3)
Affiliate transactions	—	—	—	—	—	(2.2)	(2.2)
September 30, 2026	$0.6	$530.6	$(132.5)	$8,084.2	$(5,678.1)	$902.8	$3,707.6
The accompanying notes are an integral part of the Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2026
Cash flow from (used in) operating activities:
Net income	$526.1	$628.0
Adjustments to reconcile Net income to cash flow from (used in) operating activities:
Intangible amortization and impairments	96.0	63.9
Depreciation and other amortization	7.9	6.2
Deferred income tax expense (benefit)	44.1	(15.8)
Equity method income (net)	(229.5)	(431.5)
Distributions received from equity method investments	379.7	630.3
Affiliate transaction gains	(127.6)	(14.6)
Share-based compensation and Affiliate equity expense	148.6	135.0
Net realized and unrealized gains on investment securities	(43.1)	(32.7)
Other non-cash items	(1.9)	9.3
Changes in assets and liabilities:
Purchases of securities by consolidated Affiliate-sponsored investment products	(72.1)	(88.2)
Sales of securities by consolidated Affiliate-sponsored investment products	45.3	71.4
Increase in receivables	(231.8)	(449.9)
(Increase) decrease in other assets	(23.0)	21.6
Increase in payables, accrued liabilities, and other liabilities	198.1	366.8
Cash flow from operating activities	716.8	899.8
Cash flow from (used in) investing activities:
Investments in Affiliates	(515.1)	(253.1)
Proceeds from Affiliate transactions	99.8	37.2
Return of capital from equity method investments in Affiliates	3.8	3.2
Purchases of fixed assets	(4.2)	(5.2)
Purchases of investment securities	(72.3)	(122.4)
Maturities and sales of investment securities	229.4	81.7
Cash flow used in investing activities	(258.6)	(258.6)
Cash flow from (used in) financing activities:
Borrowings of senior bank debt	100.0	1,070.0
Repayments of senior bank debt	(350.0)	(245.0)
Repayments of junior convertible securities	—	(340.6)
Conversion payments on junior convertible securities	—	(174.0)
Repurchases of common stock, net	(353.2)	(767.4)
Distributions to non-controlling interests	(205.5)	(212.3)
Affiliate equity purchases, net	(50.0)	(61.4)
Taxes paid on shares withheld on share-based awards	(105.8)	(46.7)
Other financing items	15.9	(7.9)
Cash flow used in financing activities	(948.6)	(785.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10.5	(3.1)
Net decrease in cash and cash equivalents	(479.9)	(147.2)
Cash and cash equivalents at beginning of period	950.0	586.0
Effect of consolidation (deconsolidation) of Affiliate-sponsored investment products	6.0	(2.7)
Cash and cash equivalents at end of period	$476.1	$436.1
Supplemental disclosure of non-cash investing and financing activities:
Shares received from Affiliate transactions	$154.0	$—
Payables recorded for Affiliate equity purchases	205.8	96.9
Stock issued upon vesting of restricted stock units and exercise of stock options	133.9	70.6
Stock received for tax withholdings on share-based payments	105.8	46.7
Stock received for the exercise of stock options	100.6	14.3
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
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment companies with equity securities subject to contractual sale restrictions, which requires investment companies within the scope of Topic 946,
Financial Services — Investment Companies to consider the effect of a contractual sale restriction when measuring an equity security’s fair value.  The standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods.  The Company currently does not expect the adoption to have a material impact on its Consolidated Financial Statements.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3.Investments
The following table summarizes the Company’s Investments:

	December 31, 2025	September 30, 2026
Marketable securities
Equity securities	$34.8	$47.1
Debt securities	50.0	46.1
Total marketable securities	84.8	93.2
Other investments
Investments measured at NAV as a practical expedient	576.4	644.1
Investments without readily determinable fair values	50.4	50.4
Total other investments	626.8	694.5
Investments	$711.6	$787.7
Marketable Securities
Equity Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in equity securities:

	December 31, 2025	September 30, 2026
Cost	$37.5	$37.4
Unrealized gains	6.1	10.8
Unrealized losses	(8.8)	(1.1)
Fair value	$34.8	$47.1
As of December 31, 2025 and September 30, 2026, investments in equity securities include consolidated Affiliate-
sponsored investment products with fair values of $9.2 million and $13.1 million, respectively.
For the three and nine months ended September 30, 2025, the Company recognized net unrealized gains on equity securities still held as of September 30, 2025 of $1.4 million and $5.7 million, respectively.  For the three and nine months ended September 30, 2026, the Company recognized net unrealized gains on equity securities still held as of September 30,
2026 of $8.1 million and $11.8 million, respectively.
Debt Securities
The following table summarizes the cost, gross unrealized gains, gross unrealized losses, and fair value of investments in consolidated Affiliate-sponsored investment products:

	December 31, 2025	September 30, 2026
Cost	$49.4	$46.8
Unrealized gains	1.1	0.3
Unrealized losses	(0.5)	(1.0)
Fair value	$50.0	$46.1
For the three and nine months ended September 30, 2025, the Company recognized net unrealized gains (losses) on debt securities still held as of September 30, 2025 of $(0.4) million and $1.8 million, respectively.  For the three and nine months ended September 30, 2026, the Company recognized net unrealized losses on debt securities still held as of September 30, 2026 of $1.7 million and $2.2 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Other Investments
Investments Measured at NAV as a Practical Expedient
The following table summarizes the fair values of investments that are measured at net asset value (“NAV”) as a practical expedient:

	December 31, 2025	September 30, 2026
Investments with limited liquidity(1)	$535.7	$599.7
Investments with periodic liquidity(2)	40.7	44.4
Total(3)	$576.4	$644.1
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
(3)Investments measured at NAV as a practical expedient primarily invest in a broad range of private markets.  Fair value attributable to the controlling interest was $456.6 million and $527.2 million as of December 31, 2025 and September 30,
2026, respectively.
As of December 31, 2025 and September 30, 2026, the Company’s unfunded commitments attributed to investments measured at NAV as a practical expedient were $283.0 million and $263.2 million, respectively.  As of September 30, 2026, the
Company’s unfunded commitments attributed to investments with structures yet to be determined were $75.0 million.
Investments Without Readily Determinable Fair Values
The following table summarizes the cost, cumulative unrealized gains, and carrying amount of the Company’s investment in a private corporation where it does not exercise significant influence, and does not have a readily determinable fair value:

	December 31, 2025	September 30, 2026
Cost	$8.5	$8.5
Cumulative unrealized gains	41.9	41.9
Carrying amount	$50.4	$50.4
For the three and nine months ended September 30, 2025 and 2026, the Company did not recognize any net unrealized gains or losses on the underlying investment.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables present the changes in other investments:

	For the Three Months Ended September 30,
	2025				2026
	Measured at NAV as a Practical Expedient	Debt Securities	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Debt Securities	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$515.7	$—	$50.4	$566.1	$600.8	$14.9	$50.4	$666.1
Purchases and commitments funded	19.6	—	—	19.6	38.7	—	—	38.7
Sales and distributions	(25.4)	—	—	(25.4)	(24.8)	—	—	(24.8)
Net realized and unrealized gains	13.9	—	—	13.9	17.2	—	—	17.2
Effect of deconsolidation	—	—	—	—	12.2	(14.9)	—	(2.7)
Balance, end of period	$523.8	$—	$50.4	$574.2	$644.1	$—	$50.4	$694.5

	For the Nine Months Ended September 30,
	2025				2026
	Measured at NAV as a Practical Expedient	Debt Securities	Without Readily Determinable Fair Values	Total	Measured at NAV as a Practical Expedient	Debt Securities	Without Readily Determinable Fair Values	Total
Balance, beginning of period	$488.6	$—	$50.4	$539.0	$576.4	$—	$50.4	$626.8
Purchases and commitments funded	68.5	—	—	68.5	97.8	15.1	—	112.9
Sales and distributions	(67.3)	—	—	(67.3)	(68.0)	—	—	(68.0)
Net realized and unrealized gains (losses)	34.0	—	—	34.0	25.7	(0.2)	—	25.5
Effect of deconsolidation	—	—	—	—	12.2	(14.9)	—	(2.7)
Balance, end of period	$523.8	$—	$50.4	$574.2	$644.1	$—	$50.4	$694.5

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4.Fair Value Measurements
The following tables summarize financial assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements
	December 31, 2025
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets(1)
Investments in equity securities	$34.8	$34.8	$—	$—
Investments in debt securities	50.0	—	50.0	—
Financial Liabilities(2)
Contingent payment obligations	$0.0	$—	$—	$0.0
Affiliate equity purchase obligations	161.2	—	—	161.2

		Fair Value Measurements
	September 30, 2026
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets(1)
Investments in equity securities	$47.1	$47.1	$—	$—
Investments in debt securities	46.1	—	46.1	—
Financial Liabilities(2)
Affiliate equity purchase obligations	$232.6	$—	$—	$232.6
___________________________
(1)Amounts are recorded in Investments on the Consolidated Balance Sheets.
(2)Amounts are recorded in Other liabilities on the Consolidated Balance Sheets.
Level 3 Financial Assets and Liabilities
The following table presents the changes in the Company’s investments in debt securities classified as Level 3 financial assets:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Balance, beginning of period	$—	$14.9	$—	$—
Purchases and commitments funded	—	—	—	15.1
Sales and distributions	—	—	—	—
Net realized and unrealized losses(1)	—	—	—	(0.2)
Effect of deconsolidation	—	(14.9)	—	(14.9)
Balance, end of period	$—	$—	$—	$—

Net change in unrealized losses relating to instruments still held at the reporting date(1)	$—	$—	$—	$—
___________________________
(1)Gains and losses resulting from changes to unrealized gains (losses) are included in Investment and other income in the
Consolidated Statements of Income.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables present the changes in Level 3 financial liabilities:

	For the Three Months Ended September 30,
	2025		2026
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$0.0	$117.9	$0.0	$200.4
Purchases and issuances(1)	—	112.3	—	6.9
Settlements and reductions	—	(10.4)	(0.0)	(4.8)
Net realized and unrealized losses(2)	—	15.4	—	30.1
Balance, end of period	$0.0	$235.2	$—	$232.6

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(2)	$—	$15.2	$—	$30.1

	For the Nine Months Ended September 30,
	2025		2026
	Contingent Payment Obligations	Affiliate Equity Purchase Obligations	Contingent Payment Obligations	Affiliate Equity Purchase Obligations
Balance, beginning of period	$5.7	$54.8	$0.0	$161.2
Purchases and issuances(1)	—	205.4	—	68.2
Settlements and reductions	(4.9)	(53.8)	(0.0)	(66.8)
Net realized and unrealized (gains) losses(2)	(0.8)	28.8	—	70.0
Balance, end of period	$0.0	$235.2	$—	$232.6

Net change in unrealized (gains) losses relating to instruments still held at the reporting date(2)	$(0.1)	$29.6	$—	$69.7
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

	Quantitative Information about Level 3 Fair Value Measurements
			December 31, 2025			September 30, 2026
	Valuation Techniques	Unobservable Input	Fair Value	Range	Weighted Average(1)	Fair Value	Range	Weighted Average(1)
Contingent payment obligations	Monte Carlo simulation	Volatility	$0.0	13%	13%	$—	—%	—%
		Discount rates		5%	5%		—%	—%
Affiliate equity purchase obligations	Discounted cash flow	Growth rates(2)	$113.0	(10)% - 11%	3%	$132.9	(12)% - 7%	4%
		Discount rates		11% - 18%	14%		12% - 17%	15%
	Monte Carlo simulation	Volatility	$48.2	15%	15%	$99.7	15%	15%
		Discount rates		5%	5%		5% - 7%	5%
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
discount rates used would result in lower fair values.
Other Financial Assets and Liabilities Not Carried at Fair Value
The following table summarizes the Company’s other financial liabilities not carried at fair value:

	December 31, 2025		September 30, 2026
	Carrying Value	Fair Value	Carrying Value	Fair Value	Fair Value Hierarchy
Senior notes	$1,172.0	$1,171.0	$1,172.2	$1,095.3	Level 2
Junior subordinated notes	1,216.1	995.2	1,216.2	904.8	Level 2
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
The Company’s Affiliates are consolidated or accounted for under the equity method, depending upon the underlying structure of and relationship with each Affiliate.  Substantially all of the Company’s consolidated Affiliates are VIEs.  The
Company’s Affiliates accounted for under the equity method considered VIEs generally require minimal levels of working capital on each Affiliate’s balance sheet.  Certain of the Company’s Affiliates accounted for under the equity method hold general partner and seed investments, which may be significant.  As of December 31, 2025 and September 30, 2026, the
Company’s carrying value attributable to its Affiliates accounted for under the equity method considered VIEs was $2,763.6 million and $2,813.0 million, respectively.  As of December 31, 2025 and September 30, 2026, including arrangements more fully described in Note 7, the Company’s maximum exposure to loss attributable to its Affiliates accounted for under the equity method considered VIEs was $3,245.3 million and $3,368.4 million, respectively.
As of December 31, 2025 and September 30, 2026, the carrying value for all of the Company’s Affiliates accounted for under the equity method was $2,870.4 million and $2,980.4 million, respectively, including Affiliates accounted for under the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
equity method considered VREs of $106.8 million and $167.4 million, respectively.  As of December 31, 2025 and
September 30, 2026, including arrangements more fully described in Note 7, the maximum exposure to loss for all of the
Company’s Affiliates accounted for under the equity method was $3,352.1 million and $3,535.8 million, respectively, including
Affiliates accounted for under the equity method considered VREs of $106.8 million and $167.4 million, respectively.
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
The Company’s carrying value and maximum exposure to loss from unconsolidated Affiliate-sponsored investment products, is its interests in the unconsolidated net assets of the respective products.  These products vary in size from early-stage products with few initial investors to mature products with a large population of investors.  As of December 31, 2025 and
September 30, 2026, the Company’s carrying value attributable to Affiliate-sponsored investment products, which are unconsolidated VIEs, was $88.9 million and $257.6 million, respectively.  As of December 31, 2025 and September 30, 2026,
including arrangements more fully described in Note 7, the Company’s maximum exposure to loss attributable to Affiliate-
sponsored investment products, which are unconsolidated VIEs, was $158.7 million and $371.4 million, respectively.
6.Debt
The following table presents the carrying value of the Company’s outstanding indebtedness and a reconciliation to Debt as presented on the Consolidated Balance Sheets:

	December 31, 2025	September 30, 2026
Senior bank debt	$—	$825.0
Senior notes	1,172.0	1,172.2
Junior subordinated notes	1,216.1	1,216.2
Junior convertible securities	340.6	—
Total carrying value	2,728.7	3,213.4
Debt issuance costs	(37.4)	(34.0)
Debt	$2,691.3	$3,179.4
The Company’s debt instruments are carried at amortized cost.  Unamortized discounts and debt issuance costs associated with its debt instruments, with the exception of the Company’s senior unsecured multicurrency revolving credit facility (the
“revolver”), are presented on the Consolidated Balance Sheets as an adjustment to the carrying value of the associated debt.
Senior Bank Debt
As of September 30, 2026, the Company had a $1.25 billion revolver.  The Company amended and restated the revolver in
June 2026, extending the maturity from November 15, 2029 to June 9, 2031.  Subject to certain conditions, the Company may

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
increase the commitments under the revolver by up to an additional $750.0 million.  The Company pays interest on any outstanding obligations under the revolver at a specified rate, currently based either on an applicable term-SOFR, or prime rate, plus a marginal rate determined based on its credit rating.  As of December 31, 2025, the Company had no outstanding borrowings under the revolver.  As of September 30, 2026, the Company had outstanding borrowings under the revolver of
$825.0 million and the weighted-average interest rate on outstanding borrowings was 4.79%.
Senior Notes
As of September 30, 2026, the Company had senior notes outstanding.  The carrying values of the senior notes are accreted to their principal amount at maturity over the remaining life of the underlying instrument.  The principal terms of the senior notes outstanding as of September 30, 2026 are presented and described below:

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
Junior Subordinated Notes
As of September 30, 2026, the Company had junior subordinated notes outstanding, the respective principal terms of which
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
As of September 30, 2026, each of the 2059, 2060, and 2061 junior subordinated notes could be redeemed at any time, in whole or in part.  The 2064 junior subordinated notes may be redeemed at any time, in whole or in part, on or after March 30,

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2029.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to March 30, 2029, at the Company’s option, the 2064 junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the notes.
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
For the three months ended September 30, 2025, the Company recorded interest expense of $4.5 million, in connection with the junior convertible securities, including contractual interest expense and amortization of debt issuance costs of $4.4 million and
$0.1 million, respectively.  For the nine months ended September 30, 2025, the Company recorded interest expense of $13.4 million, in connection with the junior convertible securities, including contractual interest expense and amortization of debt issuance costs of $13.2 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2025, the effective interest rate was 5.21%.
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
The Company has committed to co-invest in certain Affiliate-sponsored investment products.  As of September 30, 2026, these unfunded commitments were $338.2 million and may be called in future periods.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2026, the Company was obligated to make deferred payments of $83.5 million related to certain of its investments in Affiliates accounted for under the equity method, of which $55.2 million is payable during the remainder of
2026 and $28.3 million is payable in 2027.  Deferred payment obligations are included in Other liabilities.
As of September 30, 2026, the Company was contingently liable to make payments of $555.4 million related to the achievement of specified financial targets by certain of its Affiliates accounted for under the equity method, of which $391.3 million may become payable in 2027, $52.5 million may become payable in 2028, $39.8 million may become payable in each of 2029 and 2030, and $32.0 million may become payable in 2031.  As of September 30, 2026, the Company determined that certain of these payments are probable and has recorded a liability of $44.8 million, which represents the present value of two future payments, totaling $47.8 million, of which $23.9 million may become payable in each of 2027 and 2028.
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
8.Goodwill and Acquired Client Relationships
The following table presents the changes in the Company’s Goodwill:

Goodwill
Balance, as of December 31, 2025	$2,531.2
Affiliate transactions(1)	(9.7)
Foreign currency translation	(10.3)
Balance, as of September 30, 2026	$2,511.2
_______________________
(1)Represents goodwill attributable to the myCIO Transaction as of the closing date, including $1.7 million attributable to the non-controlling interests.
As of September 30, 2026, the Company completed its annual impairment assessment on goodwill and no impairment was indicated.
The following table presents the changes in the Company’s components of Acquired client relationships (net):

	Acquired Client Relationships (Net)
	Definite-lived			Indefinite-lived	Total
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Carrying Value
Balance, as of December 31, 2025	$1,267.4	$(1,112.4)	$155.0	$1,484.3	$1,639.3
Affiliate transactions(1)	(5.8)	4.3	(1.5)	—	(1.5)
Intangible amortization and impairments	—	(20.6)	(20.6)	(43.3)	(63.9)
Foreign currency translation	(2.8)	2.8	—	(3.7)	(3.7)
Transfers(2)	2.9	—	2.9	(2.9)	—
Balance, as of September 30, 2026	$1,261.7	$(1,125.9)	$135.8	$1,434.4	$1,570.2
_______________________
(1)Represents acquired client relationships attributable to the myCIO Transaction as of the closing date, including $0.4 million attributable to the non-controlling interests.
(2)In 2026, transfers reflect the reclassification of indefinite-lived relationships to definite-lived relationships.
Definite-lived acquired client relationships at the Company’s consolidated Affiliates are amortized over their expected period of economic benefit.  The Company recorded amortization expense in Intangible amortization and impairments in the
Consolidated Statements of Income for these relationships of $6.3 million and $19.0 million for the three and nine months

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ended September 30, 2025, respectively and $7.2 million and $20.6 million for the three and nine months ended September 30,
2026, respectively. Based on relationships existing as of September 30, 2026, the Company estimates that its consolidated amortization expense will be approximately $7 million during the remainder of 2026, $25 million in each of 2027 and 2028,
$15 million in 2029, and $10 million in each of 2030 and 2031.
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
In the second quarter of 2026, myCIO Wealth Partners, LLC (“myCIO”) completed the divestiture of an advisor team (the
“myCIO Transaction”) that managed $5.6 billion in client assets.  Pursuant to the terms of the agreement, the Company received cash consideration of $24.5 million for its controlling interest portion of the divestiture, and may, in the future, receive additional contingent cash consideration.  The Company’s gain from the transaction was $14.6 million, which is recorded in
Affiliate transaction gains on the Consolidated Statements of Income, and was taxable at closing.
9.Equity Method Investments in Affiliates
Certain of the Company’s investments in Affiliates are accounted for under the equity method.  The Company had 22 and
23 Affiliates accounted for under the equity method as of December 31, 2025 and September 30, 2026, respectively.  The majority of these Affiliates are partnerships with structured interests that define how the Company will participate in Affiliate earnings, typically based upon a fixed percentage of the Affiliate’s revenue less agreed-upon expenses.  The partnership agreements generally do not define a fixed percentage for the Company’s ownership of the equity of the Affiliate.  These percentages would be subject to a separate future negotiation if an Affiliate were to be sold or liquidated.  The financial results of certain Affiliates accounted for under the equity method are recognized in the Consolidated Financial Statements one quarter in arrears.
The Company has determined that one of its Affiliates accounted for under the equity method is significant under Rule
10-01(b)(1) of Regulation S-X.  For the nine months ended September 30, 2025 and 2026, this Affiliate recognized revenue of
$662.1 million and $1,484.4 million, respectively, and net income of $357.8 million and $1,096.5 million, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents the changes in Equity method investments in Affiliates (net):

Equity Method Investments in Affiliates (Net)
Balance, as of December 31, 2025(1)	$2,870.4
Investments in Affiliates	303.6
Earnings, net of tax	523.3
Intangible amortization and impairments	(91.8)
Distributions of earnings	(631.8)
Return of capital	(3.2)
Foreign currency translation	(19.2)
Other	29.1
Balance, as of September 30, 2026(1)	$2,980.4
_______________________
(1)Includes undistributed earnings of $280.4 million and $164.9 million as of December 31, 2025 and September 30, 2026,
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
In the third quarter of 2026, the Company recorded a liability in Other liabilities of $44.8 million, with a corresponding increase to the carrying value of the Affiliate in Equity method investments in Affiliates (net), as a result of a probable payment related to the achievement of specified financial targets by the Affiliate.  See Note 7.
Definite-lived acquired client relationships at the Company’s Affiliates accounted for under the equity method are amortized over their expected period of economic benefit.  The Company recorded amortization expense for these relationships of $24.6 million and $70.2 million for the three and nine months ended September 30, 2025, respectively, and $27.9 million and
$83.8 million for the three and nine months ended September 30, 2026, respectively.  Based on relationships existing as of
September 30, 2026, the Company estimates the amortization expense attributable to its Affiliates will be approximately $30 million for the remainder of 2026, $115 million in 2027, $100 million in 2028, and $85 million in each of 2029, 2030, and
2031.
In the first quarter of 2026, the Company recorded an $8.0 million expense to reduce the carrying value of an Affiliate to fair value based on market indicators that its fair value had declined below its carrying value.
In the third quarter of 2025, the Company completed the sale of its minority equity interest in Peppertree Capital
Management, Inc. (“Peppertree”), as part of the announced acquisition of Peppertree by TPG Inc. (“TPG”), a public company listed on the Nasdaq Global Select Market (the “Peppertree Transaction”).  Pursuant to the terms of the transaction agreement with TPG, under which the Company and each of the other owners agreed to sell their respective equity interests in Peppertree, the Company received total consideration of $253.2 million, net of transaction costs, which included $99.8 million in cash and
2.9 million TPG Class A common shares, all of which the Company has since sold.  Peppertree is included in the Company’s results through the closing date and the Company’s gain on the transaction was $127.6 million, which is recorded in Affiliate transaction gains.  The after-tax net proceeds from the transaction were $218.1 million.
10.Related Party Transactions
The Company has related party transactions in association with its deferred and contingent payment obligations, and
Affiliate equity transactions, as more fully described in Notes 7, 11, and 12.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
From time to time, certain funds of the Company’s consolidated Affiliates may make tax distributions to partners subject to clawback.  The total receivable was $68.6 million and $63.6 million as of December 31, 2025 and September 30, 2026, respectively, and was included in Other assets on the Consolidated Balance Sheets.  The total payable was $99.3 million and
$87.3 million as of December 31, 2025 and September 30, 2026, respectively, and was included in Other liabilities.  These amounts were primarily attributable to the non-controlling interests.
A prior owner of one of the Company’s consolidated Affiliates retains interests in certain of the Affiliate’s private equity partnerships and, as a result, is a related party of the Company.  The prior owner’s interests are included in Other liabilities and were $11.7 million and $7.1 million as of December 31, 2025 and September 30, 2026, respectively.
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
The following table presents the changes in Redeemable non-controlling interests:

Redeemable Non-controlling Interests
Balance, as of December 31, 2025(1)	$246.8
Decrease attributable to consolidated Affiliate-sponsored investment products	(1.7)
Transfers to Other liabilities	(30.0)
Changes in redemption value	62.4
Balance, as of September 30, 2026(1)	$277.5
___________________________
(1)As of December 31, 2025 and September 30, 2026, Redeemable non-controlling interests includes consolidated Affiliate-
sponsored investment products primarily attributable to third-party investors of $32.2 million and $30.5 million, respectively.
12.Affiliate Equity
Affiliate equity interests are allocated income in a manner that is consistent with the structured partnership interests in place at the respective Affiliate.  The Company’s consolidated Affiliates generally pay quarterly distributions to Affiliate equity holders.  Distributions paid to non-controlling interest Affiliate equity holders were $205.5 million and $212.3 million for the nine months ended September 30, 2025 and 2026, respectively.
The Company periodically purchases Affiliate equity from and issues Affiliate equity to the Company’s consolidated
Affiliate partners and other parties under agreements that provide the Company a conditional right to call and Affiliate equity holders the conditional right to put their Affiliate equity interests to the Company at certain intervals.  The Company has the

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
right to settle a portion of these purchases in shares of its common stock.  For Affiliates accounted for under the equity method, the Company does not typically have such put and call arrangements.  For the nine months ended September 30, 2025 and
2026, the amount of cash paid for purchases was $51.8 million and $65.6 million, respectively.  For the nine months ended
September 30, 2025 and 2026, the total amount of cash received for issuances was $1.8 million and $4.2 million, respectively.
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
The following table presents Affiliate equity expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Controlling interest	$39.1	$34.0	$91.2	$82.4
Non-controlling interests	4.6	6.3	23.1	24.6
Total	$43.7	$40.3	$114.3	$107.0
In the second quarter of 2025, the terms of certain equity awards at an Affiliate were modified.  The modification included a mandatory repurchase provision upon termination of employment that changed the awards classification from equity to liability.  As a result, for the nine months ended September 30, 2025, the Company recorded incremental Affiliate equity expense of $30.5 million attributable to the controlling interest.
The following table presents unrecognized Affiliate equity expense:

	Controlling Interest	Remaining Life	Non-controlling Interests	Remaining Life
December 31, 2025	$71.7	2 years	$159.5	5 years
September 30, 2026	79.0	2 years	141.5	5 years
The Company records amounts receivable from, and payable to, Affiliate equity holders in connection with the transfer of
Affiliate equity interests that have not settled at the end of the period.  The total receivable was $4.7 million and $5.5 million as of December 31, 2025 and September 30, 2026, respectively, and was included in Other assets.  The total payable was $161.2 million and $232.6 million as of December 31, 2025 and September 30, 2026, respectively, and was included in Other liabilities.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Net income (controlling interest)	$212.4	$173.3	$369.0	$469.6
Decrease in controlling interest paid-in capital from Affiliate equity issuances	(4.4)	(2.5)	(4.1)	(10.1)
Decrease in controlling interest paid-in capital from Affiliate equity purchases	(45.1)	(0.7)	(36.5)	(30.0)
Net income (controlling interest) including the net impact of Affiliate equity transactions	$162.9	$170.1	$328.4	$429.5
13.Share-Based Compensation
The following table presents share-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Share-based compensation expense	$12.5	$10.9	$34.3	$28.0
Tax benefit	1.3	1.1	3.3	3.2
As of December 31, 2025, the Company had unrecognized share-based compensation expense of $70.2 million.  As of
September 30, 2026, the Company had unrecognized share-based compensation expense of $56.6 million, which will be recognized over a weighted average period of approximately three years (assuming no forfeitures).
Restricted Stock
The following table summarizes transactions in the Company’s restricted stock units:

	Restricted Stock Units	Weighted Average Grant Date Value Per Unit
Unvested units, as of December 31, 2025	1.0	$161.80
Units granted	0.1	307.07
Units vested	(0.2)	154.78
Units forfeited	(0.1)	170.83
Performance condition changes	—	—
Unvested units, as of September 30, 2026	0.8	$183.63
For the nine months ended September 30, 2025 and 2026, the Company granted restricted stock units with fair values of
$54.7 million and $33.7 million, respectively.  These restricted stock units were valued based on the closing price of the
Company’s common stock on the grant date and the number of shares expected to vest.  Restricted stock units containing vesting conditions generally require service over a period of three years to four years and may also require the satisfaction of certain performance conditions.  For awards with performance conditions, the number of restricted stock units expected to vest may change over time depending upon the performance level expected to be achieved.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Stock Options
The following table summarizes transactions in the Company’s stock options:

	Stock Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)
Unexercised options outstanding, as of December 31, 2025	0.3	$92.73
Options granted	—	—
Options exercised	(0.2)	81.16
Options forfeited	—	—
Options expired	—	—
Performance condition changes	—	—
Unexercised options outstanding, as of September 30, 2026	0.1	$126.77	2.3
Exercisable at September 30, 2026	0.0	$110.08	1.1
The Company did not grant any stock options during the nine months ended September 30, 2025 and 2026.  Stock options generally vest over a period of four years to five years and expire seven years after the grant date.  All stock options have been granted with exercise prices equal to the closing price of the Company’s common stock on the grant date.  Substantially all of the Company’s outstanding stock options contain both service and performance conditions.  For awards with performance conditions, the number of stock options expected to vest may change over time depending upon the performance level expected to be achieved.
14.Income Taxes
The Company’s consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
The following table presents the consolidated provision for income taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Controlling interest(1)	$68.6	$74.8	$126.9	$186.5
Non-controlling interests	3.0	4.1	7.8	8.9
Income tax expense	$71.6	$78.9	$134.7	$195.4
Income before income taxes (controlling interest)	$281.0	$248.1	$495.9	$656.1
Effective tax rate (controlling interest)(2)	24.4%	30.2%	25.6%	28.4%
___________________________
(1)For the three months ended September 30, 2025 and 2026, income tax expense (controlling interest) included intangible-
related deferred tax expense of $14.2 million and $17.0 million, respectively.  For the nine months ended September 30,
2025 and 2026, income tax expense (controlling interest) included intangible-related deferred tax expense of $29.7 million and $37.6 million, respectively.
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

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The Company’s effective tax rate (controlling interest) for the three and nine months ended September 30, 2026 was higher than the marginal tax rate of 24.5%, primarily due to an expense attributable to certain equity awards at an Affiliate for which no tax benefit was recorded.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Numerator
Net income (controlling interest)	$212.4	$173.3	$369.0	$469.6
Income (loss) from hypothetical settlement of Redeemable non-controlling interests, net of taxes	10.1	—	11.5	(3.1)
Interest expense on junior convertible securities, net of taxes	3.4	—	10.1	—
Net income (controlling interest), as adjusted	$225.9	$173.3	$390.6	$466.5
Denominator
Average shares outstanding (basic)	28.4	25.7	28.7	26.3
Effect of dilutive instruments:
Stock options and restricted stock units	0.8	0.4	1.0	0.4
Hypothetical issuance of shares to settle Redeemable non-controlling interests	2.0	—	1.6	0.1
Assumed issuance of junior convertible securities shares	1.7	—	1.7	—
Average shares outstanding (diluted)	32.9	26.1	33.0	26.8
Average shares outstanding (diluted) in the table above excludes stock options and restricted stock units that have not met certain performance conditions and instruments that have an anti-dilutive effect on Earnings per share (diluted).  The following is a summary of items excluded from the denominator in the table above:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2026	2025	2026
Stock options and restricted stock units	0.1	0.1	0.1	0.1
Shares issuable to settle Redeemable non-controlling interests	0.1	1.3	0.9	1.2
For the three and nine months ended September 30, 2026, under its authorized share repurchase programs, the Company repurchased 1.1 million and 2.3 million shares of its common stock at an average price per share of $361.08 and $334.58, respectively.

AFFILIATED MANAGERS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16.Comprehensive Income
The following tables present the tax effects allocated to each component of Other comprehensive income (loss):

	For the Three Months Ended September 30,
	2025			2026
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain (loss)	$16.2	$(5.2)	$11.0	$(4.0)	$—	$(4.0)
Change in net realized and unrealized gain (loss) on derivative financial instruments	(0.5)	—	(0.5)	(0.0)	—	(0.0)
Other comprehensive income (loss)	$15.7	$(5.2)	$10.5	$(4.0)	$—	$(4.0)

	For the Nine Months Ended September 30,
	2025			2026
	Pre-Tax	Tax Expense	Net of Tax	Pre-Tax	Tax Benefit	Net of Tax
Foreign currency translation gain (loss)	$69.8	$(1.1)	$68.7	$(33.2)	$1.2	$(32.0)
Change in net realized and unrealized gain (loss) on derivative financial instruments	0.3	—	0.3	0.7	—	0.7
Change in net unrealized gain (loss) on available-for-sale debt securities	0.4	—	0.4	—	—	—
Other comprehensive income (loss)	$70.5	$(1.1)	$69.4	$(32.5)	$1.2	$(31.3)
The components of accumulated other comprehensive loss, net of taxes, were as follows:

	Foreign Currency Translation Adjustment	Realized and Unrealized Gains (Losses) on Derivative Financial Instruments	Total
Balance, as of December 31, 2025	$(183.6)	$(0.5)	$(184.1)
Other comprehensive income (loss) before reclassifications	(32.0)	1.0	(31.0)
Amounts reclassified	—	(0.3)	(0.3)
Net other comprehensive income (loss)	(32.0)	0.7	(31.3)
Balance, as of September 30, 2026	$(215.6)	$0.2	$(215.4)
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
Through AMG’s distinctive approach, we enhance these advantages to magnify the long-term success of our Affiliates and actively support their independence.  Our innovative model enables each Affiliate’s management team to retain autonomy and significant equity ownership in their firm, while they leverage our strategic capabilities and insight, including access to growth capital, product strategy and development, capital formation capabilities, incentive alignment and succession planning, and strategic advisory to expand their reach, diversify their business, and enhance their long-term success.  As of
September 30, 2026, our aggregate assets under management were approximately $974 billion across a diverse range of private markets, liquid alternative, and differentiated long-only investment strategies.
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

The following table presents our key aggregate operating performance measures:

	As of and for the Three Months Ended September 30,			As of and for the Nine Months Ended September 30,
(in billions, except as noted)	2025	2026	% Change	2025	2026	% Change
Assets under management	$803.6	$973.9	21%	$803.6	$973.9	21%
Average assets under management	786.9	956.9	22%	745.2	919.8	23%
Aggregate fees (in millions)	1,346.0	1,757.6	31%	3,789.8	5,329.0	41%
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
Assets Under Management
Our Affiliates manage capital on behalf of clients across a diverse range of investment strategies.  Our Affiliates earn asset-
based fees on the capital that they manage and certain of our Affiliates’ strategies earn performance-based fees based on the performance generated by their investment products.  For the three months ended September 30, 2026, assets under management increased $31.5 billion or 3%, and for the nine months ended September 30, 2026, assets under management increased $160.6 billion or 20%.  These increases were driven by net client cash flows and investment performance, and for the nine months ended September 30, 2026, the increase was also due to the addition of assets associated with new Affiliate investments.  We continue to see client demand for alternative strategies; broad-based demand for our Affiliates’ liquid alternative and private markets strategies generated strong net inflows in the quarter, while our Affiliates’ equity strategies experienced net outflows in line with trends across the industry. As we continue to execute our growth strategy by investing in new and existing Affiliates, as well as in AMG’s strategic capabilities, we expect our business mix to further evolve and diversify, expanding our exposure to in-demand strategies in both private markets and liquid alternatives, and better positioning
AMG to continue to benefit from industry growth trends.

The following tables present changes in our assets under management by strategy for the three and nine months ended
September 30, 2026:

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities	Multi-Asset & Fixed Income	Total
June 30, 2026	$153.3	$293.2	$321.9	$174.0	$942.4
Client cash inflows and commitments	9.8	33.4	9.8	9.3	62.3
Client cash outflows	(0.2)	(11.5)	(21.7)	(8.2)	(41.6)
Net client cash flows	9.6	21.9	(11.9)	1.1	20.7
Affiliate transactions(1)	(1.3)	—	—	—	(1.3)
Market changes	0.1	17.0	(0.6)	(3.5)	13.0
Foreign exchange(2)	(0.2)	(0.0)	(0.1)	(0.0)	(0.3)
Realizations and distributions (net)	(0.4)	(0.0)	(0.0)	(0.2)	(0.6)
Other(3)	—	5.7	(5.7)	(0.0)	(0.0)
September 30, 2026	$161.1	$337.8	$303.6	$171.4	$973.9

	Alternatives		Differentiated Long-Only
(in billions)	Private Markets	Liquid Alternatives	Equities	Multi-Asset & Fixed Income	Total
December 31, 2025	$146.0	$227.2	$312.1	$128.0	$813.3
Client cash inflows and commitments	22.2	95.2	35.0	35.3	187.7
Client cash outflows	(0.5)	(27.5)	(70.6)	(32.9)	(131.5)
Net client cash flows	21.7	67.7	(35.6)	2.4	56.2
New investments(4)	2.6	10.1	—	47.1	59.8
Affiliate transactions(5)	(1.3)	—	—	(5.6)	(6.9)
Market changes	(0.2)	26.1	35.1	2.0	63.0
Foreign exchange(2)	(0.7)	(0.9)	(2.1)	(0.6)	(4.3)
Realizations and distributions (net)	(5.0)	(0.1)	(0.2)	(0.3)	(5.6)
Other(3)	(2.0)	7.7	(5.7)	(1.6)	(1.6)
September 30, 2026	$161.1	$337.8	$303.6	$171.4	$973.9
_________________________
(1)Attributable to the divestment of our equity interest in Vesterra Capital Partners, LP, formerly Comvest Private Equity, in the third quarter of 2026 (the “Vesterra Transaction”).
(2)Foreign exchange reflects the impact of translating the assets under management of our Affiliates whose functional currency is not the U.S. dollar into our functional currency.
(3)Other includes product transitions predominantly resulting from changes in product mandates at a single Affiliate.
(4)Attributable to BBH Credit Partners and HighBrook as of their respective closing dates.
(5)Attributable to the myCIO and Vesterra Transactions.

The following tables present performance of our investment strategies, where available, measured by the percentage of assets under management ahead of their relevant benchmark:

	AUM Weight	% of AUM Ahead of Benchmark(1)
		IRR Latest Vintage	IRR Last Three Vintages
Private markets(2)	16%	66%	77%

	AUM Weight	% of AUM Ahead of Benchmark(1)
		3-year	5-year	10-year
Liquid alternatives(3)	35%	93%	91%	92%
Equities(3)	31%	42%	44%	64%
Multi-asset and fixed income(4)	18%	N/A	N/A	N/A
___________________________
(1)Past performance is not indicative of future results.  Performance and AUM information is as of September 30, 2026 and is based on data available at the time of calculation.  Product returns are sourced from Affiliates while benchmark returns are generally sourced via third-party subscriptions.
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
Performance-based fees are based on investment performance, typically on an absolute basis or relative to a benchmark or a hurdle rate, and are generally recognized when it is improbable that there will be a significant reversal in the amount of revenue recognized.  Performance-based fees are generally recognized less frequently than asset-based fees and will vary from period to period because they inherently depend on investment performance.  As of September 30, 2026, approximately 27% of our total assets under management could potentially earn performance-based fees.  These percentages were approximately 13% and 38%

of our assets under management for our consolidated Affiliates and Affiliates accounted for under the equity method, respectively.  We anticipate performance-based fees will be a recurring component of our aggregate fees; however, we do not anticipate these fees to be a significant component of our Consolidated revenue as these fees are predominantly earned by our
Affiliates accounted for under the equity method.
Aggregate fees were $1,757.6 million for the three months ended September 30, 2026, an increase of $411.6 million or
31% as compared to the three months ended September 30, 2025.  The increase in aggregate fees was due to a $421.0 million or
31% increase from asset-based fees, partially offset by a $9.4 million decrease from performance-based fees, primarily in liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our Affiliates’ average assets under management, primarily in liquid alternative and private markets strategies, the impact of our investments in new Affiliates and market appreciation, and changes in the composition of our assets under management, including net client cash flows from our
Affiliates managing alternative strategies, which typically have higher fee rates.
Aggregate fees were $5,329.0 million for the nine months ended September 30, 2026, an increase of $1,539.2 million or
41% as compared to the nine months ended September 30, 2025.  The increase in aggregate fees was due to a $1,259.1 million or 33% increase from asset-based fees and a $280.1 million or 8% increase from performance-based fees, primarily in liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our Affiliates’ average assets under management, primarily in liquid alternative and private markets strategies, the impact of our investments in new Affiliates and market appreciation, and changes in the composition of our assets under management, including net client cash flows from our
Affiliates managing alternative strategies, which typically have higher fee rates.
Financial and Supplemental Financial Performance Measures
The following table presents our key financial and supplemental financial performance measures:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Net income	$290.9	$244.3	(16)%	$526.1	$628.0	19%
Net income (controlling interest)	212.4	173.3	(18)%	369.0	469.6	27%
Adjusted EBITDA (controlling interest)(1)	250.9	353.7	41%	698.8	987.0	41%
Economic net income (controlling interest)(1)	179.7	247.9	38%	497.6	694.0	39%
___________________________
(1)Adjusted EBITDA (controlling interest) and Economic net income (controlling interest) are non-GAAP performance measures and are discussed in “Supplemental Financial Performance Measures.”
Net income (controlling interest) decreased $39.1 million or 18% for the three months ended September 30, 2026.  This decrease was primarily due to $127.6 million of Affiliate transaction gains in the third quarter of 2025, which did not recur, partially offset by a $70.7 million increase in Equity method income (net).
Net income (controlling interest) increased $100.6 million or 27% for the nine months ended September 30, 2026.  This increase was primarily due to a $202.0 million increase in Equity method income (net), partially offset by a $113.0 million decrease in Affiliate transaction gains.
Adjusted EBITDA (controlling interest) is an important supplemental financial performance measure for management.
Our Adjusted EBITDA (controlling interest) increased $102.8 million or 41% for the three months ended September 30, 2026, primarily due to a $411.6 million or 31% increase in aggregate fees.
Adjusted EBITDA (controlling interest) increased $288.2 million or 41% for the nine months ended September 30, 2026, primarily due to a $1,539.2 million or 41% increase in aggregate fees.
We believe Economic net income (controlling interest) is an important supplemental financial performance measure because it represents our performance before non-cash expenses relating to the acquisition of interests in Affiliates and improves comparability of performance between periods.  For the three months ended September 30, 2026, our Economic net income (controlling interest) increased $68.2 million or 38%, primarily due to a $102.8 million or 41% increase in Adjusted
EBITDA (controlling interest).
Economic net income (controlling interest) increased $196.4 million or 39% for the nine months ended September 30,
2026, primarily due to a $288.2 million or 41% increase in Adjusted EBITDA (controlling interest).

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
Consolidated Revenue
The following table presents our consolidated Affiliates’ average assets under management and Consolidated revenue:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2025	2026	% Change	2025	2026	% Change
Consolidated Affiliate average assets under management (in billions)	$419.8	$431.2	3%	$405.3	$429.4	6%
Consolidated revenue	$528.0	$595.2	13%	$1,517.8	$1,780.8	17%
Consolidated revenue increased $67.2 million or 13% for the three months ended September 30, 2026, due to a $55.6 million or 11% increase from asset-based fees, and an $11.6 million or 2% increase from performance-based fees, primarily in private markets strategies.  The increase in asset-based fees was principally due to an increase in our consolidated Affiliates’
average assets under management, primarily in private markets and multi-asset and fixed income strategies, including the impact of market appreciation, and changes in the composition of our assets under management.
Consolidated revenue increased $263.0 million or 17% for the nine months ended September 30, 2026, due to a $196.9 million or 13% increase from asset-based fees and a $66.1 million or 4% increase from performance-based fees, primarily in private markets strategies.  The increase in asset-based fees was principally due to an increase in our consolidated Affiliates’
average assets under management, primarily in private markets and multi-asset and fixed income strategies, including the impact of market appreciation, and changes in the composition of our assets under management.
Consolidated Expenses
The following table presents our Consolidated expenses:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			% Change			% Change
(in millions)	2025	2026		2025	2026
Compensation and related expenses	$253.5	$269.7	6%	$747.6	$872.9	17%
Selling, general and administrative	100.5	120.7	20%	290.8	335.5	15%
Intangible amortization and impairments	6.3	7.5	19%	96.0	63.9	(33)%
Interest expense	33.2	40.7	23%	101.8	119.6	17%
Depreciation and other amortization	2.6	1.5	(42)%	7.9	6.2	(22)%
Other expenses (net)	13.1	11.9	(9)%	34.7	46.6	34%
Total consolidated expenses	$409.2	$452.0	10%	$1,278.8	$1,444.7	13%
Compensation and related expenses increased $16.2 million or 6% for the three months ended September 30, 2026, primarily due to a $21.2 million increase in compensation accruals.  This increase was partially offset by a $3.4 million decrease in Affiliate equity expense and a $1.6 million decrease in share-based compensation.
Compensation and related expenses increased $125.3 million or 17% for the nine months ended September 30, 2026, primarily due to a $138.9 million increase in compensation accruals.  This increase was partially offset by a $7.3 million decrease in Affiliate equity expense and a $6.3 million decrease in share-based compensation.
Selling, general and administrative expenses increased $20.2 million or 20% for the three months ended September 30,
2026, primarily due to an $11.4 million increase in distribution and investment-related expenses, principally as a result of the increase in average assets under management on which these expenses are incurred, and a $7.0 million increase in professional fees.
Selling, general and administrative expenses increased $44.7 million or 15% for the nine months ended September 30,
2026, primarily due to a $28.8 million increase in distribution and investment-related expenses, principally as a result of the increase in average assets under management on which these expenses are incurred, and a $13.1 million increase in professional fees.
Intangible amortization and impairments increased $1.2 million or 19% for the three months ended September 30, 2026, primarily due to a $0.8 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.
Intangible amortization and impairments decreased $32.1 million or 33% for the nine months ended September 30, 2026, primarily due to a $33.7 million decrease in expenses to reduce the carrying value of indefinite-lived acquired client relationships for certain mutual fund assets to fair value.  This decrease was partially offset by a $1.7 million increase in amortization expense due to an increase in actual and expected client attrition for certain definite-lived acquired client relationships.
Interest expense increased $7.5 million or 23% for the three months ended September 30, 2026, primarily due to a $7.3 million increase from borrowings under our senior unsecured multicurrency revolving credit facility (the “revolver”) and a $5.9 million increase from our 5.50% senior unsecured notes issued in December 2025 (the “2036 senior notes”).  These increases were partially offset by a $4.5 million decrease due to the repayment of our junior convertible securities in January 2026 and a
$1.1 million decrease due to the maturity of our 3.50% senior notes in August 2025 (the “2025 senior notes”).
Interest expense increased $17.8 million or 17% for the nine months ended September 30, 2026, primarily due to a $20.7 million increase from borrowings under the revolver and a $17.8 million increase from the 2036 senior notes.  These increases were partially offset by a $13.4 million decrease due to the repayment of our junior convertible securities in January 2026 and a
$7.5 million decrease due to the maturity of the 2025 senior notes.
There were no significant changes to Depreciation and other amortization for the three and nine months ended
September 30, 2026.
There were no significant changes to Other expenses (net) for the three months ended September 30, 2026.
Other expenses (net) increased $11.9 million or 34% for the nine months ended September 30, 2026, primarily due to a
$9.3 million increase in expenses related to the settlement of conversions with respect to our junior convertible securities (see
Note 6 of our Consolidated Financial Statements), a $1.8 million increase in rent and related office costs, and a $0.8 million increase in expenses related to changes in the values of contingent payment obligations.
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions, except as noted)	2025	2026	% Change	2025	2026	% Change
Operating Performance Measures
Equity method Affiliate average assets under management (in billions)	$367.1	$525.7	43%	$339.9	$490.4	44%
Equity method revenue, net	$818.0	$1,162.4	42%	$2,272.0	$3,548.2	56%

Financial Performance Measures
Pre-tax equity method earnings	$118.2	$190.3	61%	$311.9	$533.4	71%
Equity method intangible amortization	(24.6)	(27.9)	13%	(70.2)	(83.8)	19%
Equity method intangible impairments	—	—	—%	—	(8.0)	N.M.(1)
Equity method income tax	(5.1)	(3.2)	(37)%	(12.2)	(10.1)	(17)%
Equity method income (net)	$88.5	$159.2	80%	$229.5	$431.5	88%
___________________________
(1)Percent change is not meaningful.
Equity method revenue, net increased $344.4 million or 42% for the three months ended September 30, 2026, due to a
$365.4 million or 45% increase from asset-based fees, partially offset by a $21.0 million or 3% decrease from performance-
based fees, primarily in liquid alternative and private markets strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliates’ average assets under management, primarily in liquid alternative strategies, the impact of our investments in new Affiliates and market appreciation, and changes in the composition of our assets under management, including net client cash flows from our equity method Affiliates managing alternative strategies, which typically have higher fee rates.
For the three months ended September 30, 2026, pre-tax equity method earnings increased $72.1 million or 61%, primarily due to a $344.4 million or 42% increase in equity method revenue, net.  Pre-tax equity method earnings increased more than equity method revenue, net on a percentage basis primarily due to margin expansion at certain Affiliates.
Equity method intangible amortization increased $3.3 million or 13% for the three months ended September 30, 2026, primarily due to a $6.7 million increase in amortization expense due to investments in new Affiliates.  This increase was partially offset by a $2.4 million decrease due to certain Affiliate transactions and a $1.1 million decrease in amortization expense related to certain definite-lived assets being fully amortized.
Equity method revenue, net increased $1,276.2 million or 56% for the nine months ended September 30, 2026, due to a
$1,062.2 million or 47% increase from asset-based fees and a $214.0 million or 9% increase from performance-based fees, primarily in liquid alternative strategies.  The increase in asset-based fees was principally due to an increase in our equity method Affiliates’ average assets under management, primarily in liquid alternative strategies, the impact of our investments in new Affiliates and market appreciation, and changes in the composition of our assets under management, including net client cash flows from our equity method Affiliates managing alternative strategies, which typically have higher fee rates.
For the nine months ended September 30, 2026, pre-tax equity method earnings increased $221.5 million or 71%, primarily due to a $1,276.2 million or 56% increase in equity method revenue, net.  Pre-tax equity method earnings increased more than equity method revenue, net on a percentage basis primarily due to margin expansion at certain Affiliates.
Equity method intangible amortization increased $13.6 million or 19% for the nine months ended September 30, 2026, primarily due to a $27.1 million increase in amortization expense due to investments in new Affiliates.  This increase was partially offset by a $7.5 million decrease in amortization expense related to certain definite-lived assets being fully amortized and a $6.9 million decrease in amortization expense due to certain Affiliate transactions.
Equity method intangible impairments increased $8.0 million for the nine months ended September 30, 2026.  See Note 9 of our Consolidated Financial Statements.

There were no significant changes to equity method income tax for the three and nine months ended September 30, 2026.
Affiliate Transaction Gains

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Affiliate transaction gains	$127.6	$—	N.M.(1)	$127.6	$14.6	(89)%
___________________________
(1)Percent change is not meaningful.
For the three and nine months ended September 30, 2025, we recorded a gain of $127.6 million on the sale of our minority equity interest in Peppertree Capital Management, Inc. (the “Peppertree Transaction”).  For the nine months ended
September 30, 2026, we recorded a $14.6 million gain related to the divestiture of an advisor team at myCIO Wealth Partners,
LLC in the second quarter of 2026 (the “myCIO Transaction”).  See Notes 8 and 9 of our Consolidated Financial Statements.
Investment and Other Income
The following table presents our Investment and other income:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Investment and other income	$27.6	$20.8	(25)%	$64.7	$41.2	(36)%
Investment and other income decreased $6.8 million or 25% for the three months ended September 30, 2026, primarily due to a $6.9 million decrease in net realized and unrealized gains on marketable securities and a $1.1 million decrease in interest income.  These decreases were partially offset by a $3.3 million increase in net realized and unrealized gains on other investments.
Investment and other income decreased $23.5 million or 36% for the nine months ended September 30, 2026, primarily due to an $8.8 million decrease in interest income, an $8.5 million decrease in net realized and unrealized gains on other investments, and a $3.3 million decrease in net realized and unrealized gains on marketable securities.
Income Tax Expense
The following table presents our Income tax expense:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Income tax expense	$71.6	$78.9	10%	$134.7	$195.4	45%
Our consolidated income tax provision includes taxes attributable to the controlling interest and, to a lesser extent, taxes attributable to the non-controlling interests.
Income tax expense increased $7.3 million or 10% for the three months ended September 30, 2026.  Our effective tax rate
(controlling interest) for the three months ended September 30, 2026 was 30.2% as compared to 24.4% for the three months ended September 30, 2025.  The increase in the effective tax rate (controlling interest) is primarily due to lower tax windfalls attributable to share-based compensation for the three months ended September 30, 2026.
Income tax expense increased $60.7 million or 45% for the nine months ended September 30, 2026.  Our effective tax rate
(controlling interest) for the nine months ended September 30, 2026 was 28.4% as compared to 25.6% for the nine months ended September 30, 2025.  The increase in the effective tax rate (controlling interest) is primarily due to lower tax windfalls attributable to share-based compensation, partially offset by a lower expense attributable to certain equity awards at an Affiliate for which no tax benefit was recorded for the nine months ended September 30, 2026.

Net Income
The following table presents Net income, Net income (non-controlling interests), and Net income (controlling interest):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in millions)	2025	2026	% Change	2025	2026	% Change
Net income	$290.9	$244.3	(16)%	$526.1	$628.0	19%
Net income (non-controlling interests)	78.5	71.0	(10)%	157.1	158.4	1%
Net income (controlling interest)	212.4	173.3	(18)%	369.0	469.6	27%
Net income (controlling interest) decreased $39.1 million or 18%  for the three months ended September 30, 2026, primarily due to Affiliate transaction gains in the third quarter of 2025, which did not recur, partially offset by an increase in
Equity method income (net).
Net income (controlling interest) increased $100.6 million or 27% for the nine months ended September 30, 2026, primarily due to an increase in Equity method income (net), partially offset by a decrease in Affiliate transaction gains.
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
commitments, and other strategic investments.
The following table presents a reconciliation of Net income (controlling interest) to Adjusted EBITDA (controlling interest):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Net income (controlling interest)	$212.4	$173.3	$369.0	$469.6
Interest expense	33.2	40.7	101.7	119.5
Income taxes(1)	73.7	78.0	139.1	196.6
Intangible amortization and impairments(2)	28.7	32.8	145.5	135.9
Affiliate transactions(3)	(133.8)	—	(133.8)	(14.6)
Other items(4)	36.7	28.9	77.3	80.0
Adjusted EBITDA (controlling interest)	$250.9	$353.7	$698.8	$987.0
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026
Consolidated intangible amortization and impairments	$6.3	$7.5	$96.0	$63.9
Consolidated intangible amortization and impairments (non-controlling interests)	(2.2)	(2.6)	(20.7)	(19.8)
Equity method intangible amortization and impairments	24.6	27.9	70.2	91.8
Total	$28.7	$32.8	$145.5	$135.9
(3)The three and nine months ended September 30, 2025 include a gain of $127.6 million related to the Peppertree
Transaction and realized gains of $6.2 million on Class A common shares of TPG Inc. (“TPG”), a public company listed on the Nasdaq Global Select Market, which we received in connection with the Peppertree Transaction.  The nine months ended September 30, 2026 includes a gain of $14.6 million related to the myCIO Transaction.  Peppertree and myCIO
Transaction gains are recorded in Affiliate transaction gains, and realized gains on TPG Class A common shares are recorded in Investment and other income in our Consolidated Statements of Income.
(4)Other items include certain non-income based taxes, depreciation, and non-cash items such as certain Affiliate equity-
related activities, gains and losses on our contingent payment obligations, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments. For the three and nine months ended September 30,
2025 and 2026, other items were predominantly the result of Affiliate equity-related activities.  See Note 12 of our
Consolidated Financial Statements.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions, except per share data)	2025	2026	2025	2026
Net income (controlling interest)	$212.4	$173.3	$369.0	$469.6
Intangible amortization and impairments(1)	28.7	32.8	145.5	135.9
Intangible-related deferred taxes(2)	15.6	15.0	29.5	33.0
Affiliate transactions(3)	(101.1)	—	(101.1)	(11.0)
Other economic items(4)	24.1	26.8	54.7	66.5
Economic net income (controlling interest)	$179.7	$247.9	$497.6	$694.0
Average shares outstanding (diluted)	32.9	26.1	33.0	26.8
Hypothetical issuance of shares to settle Redeemable non-controlling interests	(2.0)	—	(1.6)	(0.1)
Assumed issuance of junior convertible securities shares	(1.7)	—	(1.7)	—
Dilutive impact of junior convertible securities shares	0.2	—	0.1	—
Average shares outstanding (adjusted diluted)	29.4	26.1	29.8	26.7
Economic earnings per share	$6.10	$9.50	$16.68	$26.00
___________________________
(1)See note (2) to the table in “Adjusted EBITDA (controlling interest).”
(2)Income taxes include equity method deferred taxes.
(3)The three and nine months ended September 30, 2025 include a gain of $127.6 million related to the Peppertree
Transaction and realized gains of $6.2 million on TPG Class A common shares, net of $32.7 million income tax expense.
The nine months ended September 30, 2026 includes a gain of $14.6 million related to the myCIO Transaction, net of
$3.6 million income tax expense.
(4)Other economic items include certain Affiliate equity-related activities, gains and losses related to contingent payment obligations, tax windfalls and shortfalls from share-based compensation, unrealized gains and losses on seed capital, general partner commitments, and other strategic investments, and realized economic gains and losses related to these seed capital, general partner commitments, and other strategic investments.  For the three and nine months ended September 30,
2025 and 2026, other economic items were predominantly the result of Affiliate equity-related activities.  See Note 12 of our Consolidated Financial Statements.
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
Cash and cash equivalents were $436.1 million as of September 30, 2026 and were attributable to both our controlling and the non-controlling interests.  In the nine months ended September 30, 2026, we met our cash requirements primarily through cash generated by operating activities and senior bank debt borrowings.  Our principal uses of cash in the nine months ended
September 30, 2026 were for investments in new Affiliates, the return of excess capital through share repurchases, settlement of each of our conversion obligations with respect to our former junior convertible securities, repayment of debt, and distributions to Affiliate equity holders.
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
The following table presents operating, investing, and financing cash flow activities:

	For the Nine Months Ended September 30,
(in millions)	2025	2026
Operating cash flow	$716.8	$899.8
Investing cash flow	(258.6)	(258.6)
Financing cash flow	(948.6)	(785.3)
Operating Cash Flow
Operating cash flows are calculated by adjusting Net income for other significant sources and uses of cash, significant non-
cash items, and timing differences in the cash settlement of assets and liabilities.
For the nine months ended September 30, 2026, Cash flows from operating activities were $899.8 million, primarily from distributions of earnings received from equity method investments of $630.3 million and Net income of $628.0 million adjusted for non-cash items of $265.6 million.  These items were partially offset by timing differences in the cash settlement of receivables, other assets, and payables, accrued liabilities, and other liabilities of $61.5 million.  For the nine months ended
September 30, 2026, operating cash flows were primarily attributable to the controlling interest.
Investing Cash Flow
For the nine months ended September 30, 2026, Cash flows used in investing activities were $258.6 million, primarily due to $253.1 million of investments in Affiliates and $122.4 million of purchases of investment securities.  These items were partially offset by $81.7 million of maturities and sales of investment securities and $37.2 million of proceeds received from
Affiliate transactions.  For the nine months ended September 30, 2026, investing cash flows were primarily attributable to the controlling interest.
Financing Cash Flow
For the nine months ended September 30, 2026, Cash flows used in financing activities were $785.3 million, primarily due to $767.4 million of repurchases of common stock, net, the settlement of junior convertible securities of $514.6 million, repayment of senior bank debt borrowings of $245.0 million, $212.3 million of distributions to non-controlling interests,
$61.4 million of Affiliate equity purchases, net of issuances, and $46.7 million of taxes paid on shares withheld for share-based awards.  These items were partially offset by senior bank debt borrowings of $1,070.0 million.  For the nine months ended
September 30, 2026, financing cash flows were primarily attributable to the controlling interest.
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
As of September 30, 2026, the current redemption value of Affiliate equity interests was $510.1 million, of which $277.5 million was presented as Redeemable non-controlling interests (including $30.5 million of consolidated Affiliate-sponsored investment products primarily attributable to third-party investors), and $232.6 million was included in Other liabilities on the
Consolidated Balance Sheets.  Although the timing and amounts of these purchases are difficult to predict, we paid $65.6 million for Affiliate equity purchases and received $4.2 million for Affiliate equity issuances during the nine months ended
September 30, 2026, and we expect net purchases of approximately $30 million of Affiliate equity during the remainder of
2026.  In the event of a purchase, we become the owner of the cash flow associated with the purchased equity.  See Notes 11 and 12 of our Consolidated Financial Statements.

Share Repurchases
Our Board of Directors authorized share repurchase programs in July 2024 and January 2026 to repurchase up to 5.4 million and 4.2 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  During the three and nine months ended September 30, 2026, we repurchased 1.1 million and 2.3 million shares of our common stock at an average price per share of $361.08 and $334.58, respectively. As of September 30, 2026, we had repurchased all of the shares in the repurchase program authorized in July
2024, and there were a total of 3.9 million shares available for repurchase under our January 2026 share repurchase program.
Debt
The following table presents the carrying value of our outstanding indebtedness and a reconciliation to Debt as presented on our Consolidated Balance Sheets:

(in millions)	December 31, 2025	September 30, 2026
Senior bank debt	$—	$825.0
Senior notes	1,172.0	1,172.2
Junior subordinated notes	1,216.1	1,216.2
Junior convertible securities	340.6	—
Total carrying value	2,728.7	3,213.4
Debt issuance costs	(37.4)	(34.0)
Debt	$2,691.3	$3,179.4
As of September 30, 2026, the weighted average maturity of our outstanding senior and junior subordinated notes is 21 years, all of which is maturing in 2030 and beyond.  Our nearest term maturity with respect to our senior and junior subordinated notes relates to our $350.0 million senior notes due June 2030 (the “2030 senior notes”).  See Note 6 of our
Consolidated Financial Statements.
Senior Bank Debt
As of September 30, 2026, we had a $1.25 billion revolver.  The Company amended and restated the revolver in June 2026, extending the maturity from November 15, 2029 to June 9, 2031.  Subject to certain conditions, we may increase the commitments under the revolver by up to an additional $750.0 million.
As of September 30, 2026, we had outstanding borrowings under the revolver of $825.0 million, and we could borrow all remaining capacity and maintain compliance with all of the terms of the revolver.
Senior Notes
As of September 30, 2026, we had senior notes outstanding, the respective principal terms of which are presented and
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
Junior Subordinated Notes
As of September 30, 2026, we had junior subordinated notes outstanding, the respective principal terms of which are presented and described below:

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
As of September 30, 2026, each of the 2059, 2060, and 2061 junior subordinated notes could be redeemed at any time, in whole or in part.  The 2064 junior subordinated notes may be redeemed at any time, in whole or in part, on or after March 30,
2029.  In each case, the junior subordinated notes may be redeemed at 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest thereon.  Prior to March 30, 2029, at our option, the 2064 junior subordinated notes may also be redeemed, in whole but not in part, at 100% of the principal amount, plus any accrued and unpaid interest, if certain changes in tax laws, regulations, or interpretations occur; or at 102% of the principal amount, plus any accrued and unpaid interest, if a rating agency makes certain changes relating to the equity credit criteria for securities with features similar to the notes.
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

Equity Distribution Program
In the first quarter of 2025, we entered into an equity distribution agreement and forward sale agreements with several major securities firms under which we may, from time to time, issue and sell shares of our common stock (immediately or on a forward basis) having an aggregate sales price of up to $500.0 million (the “equity distribution program”).  This equity distribution program superseded and replaced our prior equity distribution program.  As of September 30, 2026, no sales had occurred under the equity distribution program.
Commitments
See Note 7 of our Consolidated Financial Statements.
Other Contingent Commitments
See Notes 4 and 7 of our Consolidated Financial Statements.
Leases
As of September 30, 2026, our lease obligations were $7.2 million for the remainder of 2026, $61.8 million from 2027 through 2028, $58.2 million from 2029 through 2030, and $64.0 million thereafter.  The portion of these lease obligations attributable to the controlling interest were $0.9 million for the remainder of 2026, $7.4 million from 2027 through 2028, $7.2 million from 2029 through 2030, and $12.2 million thereafter.
Recent Accounting Developments
See Note 2 of our Consolidated Financial Statements.
Critical Accounting Estimates and Judgments
Our 2025 Annual Report on Form 10‑K includes additional information about our Critical Accounting Estimates and
Judgments, and should be read in conjunction with this Quarterly Report on Form 10‑Q.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk for the nine months ended September 30, 2026.  Please refer to Item 7A of our 2025 Annual Report on Form 10-K.
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
(b)None.
(c)Purchases of Equity Securities by the Issuer:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Average Price Paid Per Share	Maximum Number of Shares that May Yet Be Purchased Under Outstanding Plans or Programs(2)
July 1-31, 2026	157,666	$352.90	157,666	$352.90	4,836,706
August 1-31, 2026	264,238	365.14	263,977	365.12	4,572,729
September 1-30, 2026	686,152	361.40	686,152	361.40	3,886,577
Total	1,108,056	$361.08	1,107,795	$361.08
___________________________
(1)Includes shares surrendered to the Company in connection with certain stock swap and option exercise transactions, if any.
(2)Our Board of Directors authorized share repurchase programs in July 2024 and January 2026 to repurchase up to 5.4 million and 4.2 million shares of our common stock, respectively, and these authorizations have no expiry.  Purchases may be made from time to time, at management’s discretion, in the open market or in privately negotiated transactions, including through the use of trading plans, as well as pursuant to accelerated share repurchase programs or other share repurchase strategies that may include derivative financial instruments.  As of September 30, 2026, we had repurchased all of the shares authorized in July 2024, and there were a total of 3.9 million shares available for repurchase under our
January 2026 share repurchase program.
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
101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended
September 30, 2026 are filed herewith, formatted in XBRL (Inline eXtensible Business Reporting Language):
(i) the Consolidated Statements of Income for the nine-month periods ended September 30, 2026 and 2025, (ii)
the Consolidated Statements of Comprehensive Income for the nine-month periods ended September 30, 2026 and 2025, (iii) the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (iv) the
Consolidated Statements of Changes in Equity for the nine-month periods ended September 30, 2026 and 2025,
(v) the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2026 and 2025, and (vi) the Notes to the Consolidated Financial Statements

104
The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101

*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFILIATED MANAGERS GROUP, INC. (Registrant)
November 9, 2026	/s/ DAVA E. RITCHEA
Dava E. Ritchea on behalf of the Registrant as Chief Financial Officer (and also as Principal Financial and Principal Accounting Officer)